Form 10QSB
period 1996-06-30
COMPOSITECH LTD
filed 1996-08-14
CIK 829764

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to___________________


                         Commission File Number 0-20701


                                COMPOSITECH LTD.

             (Exact Name of Registrant as specified in its charter)


         Delaware                                             11-2710467
      -------------                                         --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  120 Ricefield Lane, Hauppauge, New York 11788
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (516) 436-5200
                                                    --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               Yes | |   No |X|*
                                    -        -

*Registrant became subject to such filing requirements on July 2, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1996:

         Common Stock $.01 par value                    6,103,939
         ---------------------------                    ---------
                  Class                              Number of shares

                                COMPOSITECH LTD.
                          (a development stage company)

                                      Index

                                                                           Pages
                                                                           -----
Part I - Financial Information
- - ------------------------------
Item 1.  Financial Statements (unaudited)

         Balance Sheets as of June 30, 1996, historical and pro forma........  2

         Statements of Operations for the three-month and six-month periods ended June 30, 1995 and 1996 and cumulative
           from June 13, 1984 (date of inception) through June 30, 1996......  3

         Statements of Cash Flows for the six-month periods ended June 30,
           1995 and 1996 and cumulative from June 13, 1984
           (date of inception) through June 30, 1996.........................  4

         Notes to Financial Statements.......................................  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  7

Part II - Other Information
- - ---------------------------
Item 2.  Changes in Securities............................................... 11
Item 4.  Submission of Matters to a Vote of Security Holders................. 11
Item 5.  Other Information................................................... 11
Item 6.  Exhibits and Reports on Form 8-K.................................... 11

Signature.................................................................... 12

                                COMPOSITECH LTD.
                          (a development stage company)
                                 BALANCE SHEETS



                                                                                      June 30, 1996   June 30, 1996
                                                                                       Historical       Pro Forma
                                                                                      -------------   --------------
                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and temporary investments                                                          $932,399       $6,298,399
  Inventories                                                                              211,475          211,475
  Accounts receivable - trade                                                               44,901           44,901
  Accounts receivable - other                                                               84,096           84,096
  Prepaid expenses and other                                                                52,010           52,010
                                                                                      -------------   --------------
        Total current assets                                                             1,324,881        6,690,881
Property and equipment at cost:
  Production equipment                                                                   2,160,417        2,160,417
  Laboratory equipment                                                                     137,463          137,463
  Furniture, fixtures and equipment                                                        291,865          291,865
  Leasehold improvements                                                                   212,976          212,976
  Construction-in-progress                                                                 251,640          251,640
  Equipment under capital leases                                                           120,770          120,770
                                                                                      -------------   --------------
                                                                                         3,175,131        3,175,131
  Less accumulated depreciation and amortization                                           933,013          933,013
                                                                                      -------------   --------------
                                                                                         2,242,118        2,242,118
Deferred private placement fees and expenses, net                                          224,814
Deferred public offering expenses                                                          567,824
Other assets and deferred charges, net                                                      61,339           61,339
                                                                                      -------------   --------------
Total assets                                                                            $4,420,976       $8,994,338
                                                                                      =============   ==============

LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                        $478,476         $478,476
  Deferred salaries                                                                        939,643          746,643
  Accrued interest                                                                         318,157           32,157
  Other accrued liabilities                                                                460,400          460,400
  Current maturities of  long-term debt                                                  4,055,000
                                                                                      -------------   --------------
        Total current liabilities                                                        6,251,676        1,717,676
Long-term debt:
  Notes payable to stockholders                                                            850,000          850,000
  10% secured notes - stockholders                                                         745,000          745,000
                                                                                      -------------   --------------
                                                                                         1,595,000        1,595,000
Capital lease obligations                                                                   30,946           30,946
Other liabilities                                                                           37,500           37,500
Commitments
Stockholders'  equity (deficiency):
  Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share;
    authorized, issued and outstanding shares - 714,161                                  2,142,483        2,142,483
  Convertible preferred stock, par value $5.00 per share;
    authorized, issued and outstanding shares - 433,500 historical; none pro forma       2,167,500
  Common stock, par value $.01 per share; authorized shares - 25,000,000;
    issued and outstanding shares - 3,472,189 historical; 6,103,939 pro forma               34,722           61,039
  Additional paid-in capital                                                            10,407,619       21,880,978
  Deficit accumulated during the development stage                                     (18,246,470)     (18,471,284)
                                                                                      -------------   --------------
    Total stockholders' equity (deficiency)                                             (3,494,146)       5,613,216
                                                                                      -------------   --------------
Total liabilities and stockholders' equity (deficiency)                                 $4,420,976       $8,994,338
                                                                                      =============   ==============

See accompanying notes.

                                COMPOSITECH LTD.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                   Cumulative from
                                                                                                                    June 13, 1984
                                                Three months ended                     Six months ended          (date of inception)
                                                      June 30                              June 30                    through
                                         -----------------------------------  -----------------------------------     June 30,
                                              1995               1996              1995               1996              1996
                                         ----------------   ----------------  ----------------   ----------------  ----------------
Revenues:
  Income from patent immunity agreement                                                                                 $5,012,515
  Sales                                          $13,842            $55,067           $20,002            $95,052           230,223
                                         ----------------   ----------------  ----------------   ----------------  ----------------
       Total revenues                             13,842             55,067            20,002             95,052         5,242,738
                                         ----------------   ----------------  ----------------   ----------------  ----------------

Costs and expenses:
  Research and development                       619,167             30,857         1,161,999             55,482        14,856,753
  Manufacturing expenses                                            657,204                            1,339,362         1,339,362
  Selling, general and administrative            144,983            239,891           341,109            507,859         6,439,667
                                         ----------------   ----------------  ----------------   ----------------  ----------------

      Total operating expenses                   764,150            927,952         1,503,108          1,902,703        22,635,782
                                         ----------------   ----------------  ----------------   ----------------  ----------------

(Loss) from operations                          (750,308)          (872,885)       (1,483,106)        (1,807,651)      (17,393,044)

Other income (expenses):
  Interest income                                  1,039             15,431             3,193             24,091           596,899
  Interest and debt expense (net of interest
   capitalized)                                  (53,342)          (213,262)          (83,243)          (430,956)       (1,383,977)
  Other                                           65,522                501            75,342              7,618            33,652
                                         ----------------   ----------------  ----------------   ----------------  ----------------
                                                  13,219           (197,330)           (4,708)          (399,247)         (753,426)
(Loss) before provision
    for income taxes                            (737,089)        (1,070,215)       (1,487,814)        (2,206,898)      (18,146,470)
Provision for income taxes                                                                                                 100,000
                                         ----------------   ----------------  ----------------   ----------------  ----------------
Net (loss)                                     ($737,089)       ($1,070,215)      ($1,487,814)       ($2,206,898)     ($18,246,470)
                                         ================   ================  ================   ================  ================
Net (loss) per share                              ($0.18)            ($0.24)           ($0.37)            ($0.52)           ($5.81)
                                         ================   ================  ================   ================  ================
Shares used in computing net (loss)
   per share                                   3,995,769          4,404,326         3,995,769          4,226,146         3,141,491
                                         ================   ================  ================   ================  ================

See accompanying notes.


                                COMPOSITECH LTD.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

 .

                                                                                                         Cumulative from
                                                                                                          June 13, 1984
                                                                            Six months ended            (date of inception)
                                                                                June 30,                     through
                                                                    ---------------------------------        June 30,
                                                                         1995              1996                1996
                                                                    ---------------   ---------------   -------------------


Cash Flows from Operating Activities
Net (loss)                                                             ($1,487,814)      ($2,206,898)         ($18,246,470)
Adjustments to reconcile net (loss) to net cash and
  temporary investments used in operating activities:
    Depreciation and amortization, including capital leases                141,252           127,842             1,952,019
    Stockholder services credited to additional paid-in-capital             54,000                                 972,000
    Loss on disposal of property and equipment                                                                     525,712
    Private placement fee and expenses                                                                              86,046
    Amortization of debt financing costs                                     5,094           153,077               321,610
    Non-recourse notes applied to patent immunity agreement                                                     (3,012,515)
    Changes in operating assets and liabilities:
      Accrued interest on notes receivable                                                                         (12,500)
      Inventories                                                           (6,144)          (84,173)             (211,475)
      Prepaid expenses                                                      (6,528)           (4,812)              (52,010)
      Accounts receivable - trade                                                            (19,035)              (44,901)
      Accounts receivable - other                                                            (55,707)              (84,096)
      Other assets                                                          (1,260)            2,748               (19,533)
      Accounts payable                                                      12,921           260,400               478,476
      Deferred salaries                                                    240,270            73,995               939,643
      Accrued interest                                                      46,468           142,618               330,657
      Other accrued liabilities                                             20,591           185,155               445,065
      Income taxes payable                                                (100,000)
                                                                    ---------------   ---------------   -------------------
          Net cash and temporary investments used in
          operating activities                                          (1,081,150)       (1,424,790)          (15,632,272)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                   (99,451)         (314,188)           (4,600,333)
                                                                    ---------------   ---------------   -------------------
          Net cash and temporary investments used in
           investing activities                                            (99,451)         (314,188)           (4,600,333)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                 1,488,059             9,531,489
Net proceeds from notes payable                                            959,468           145,687             7,603,233
Payment received on notes receivable                                                         750,000
Payment of notes payable                                                                     (82,500)           (1,457,500)
Proceeds from non-recourse notes plus interest                                                                   3,012,515
Net proceeds from issuance of Series A convertible preferred stock                                               1,062,264
Net proceeds from issuance of convertible preferred stock                                                        1,920,620
Contribution to capital from stockholders                                                                          221,461
Payment of capital lease obligations                                                                               (68,245)
Expenses - proposed financings                                                              (555,717)             (606,787)
Private placement expenses - terminated financing                                                                  (54,046)
                                                                    ---------------   ---------------   -------------------
          Net cash and temporary investments provided by
           financing activities                                            959,468         1,745,529            21,165,004
                                                                    ---------------   ---------------   -------------------
          (Decrease) increase in cash and temporary investments           (221,133)            6,551               932,399
          Cash and temporary investments at beginning of period            253,546           925,848
                                                                    ---------------   ---------------   -------------------
          Cash and temporary investments at end of period                  $32,413          $932,399              $932,399
                                                                    ===============   ===============   ===================

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                               $120,770
                                                                                                        ===================
Cash paid for:
  Interest                                                                 $19,308          $165,753              $669,686
                                                                    ===============   ===============   ===================
  Income taxes                                                            $100,000                                $100,000
                                                                    ===============                     ===================

See accompanying notes.

                                COMPOSITECH LTD.
                          (a development stage company)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1996

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's prospectus for its initial public offering ("IPO") dated July 3, 1996.

The Company has developed an advanced laminate for printed circuit boards for the electronics industry but has not as yet generated significant revenues from this operation. Accordingly, the company's activities have been accounted for as those of a "Development Stage Enterprise". As discussed in Note 2, the Company closed its IPO on July 9, 1996. Based upon the application of the net proceeds of the IPO as described herein, the Company plans to increase its production capacity and estimates achieving a positive cash flow within one year from the closing of the IPO. Such estimate reflects important assumptions regarding a number of factors and future events, some of which are beyond the Company's control. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. Beyond such 12-month period, the Company plans to obtain additional financing for further expansion from the exercise of the warrants or commercial financing sources.

Note 2 - Balance Sheet/Statement of Stockholders' Equity/Subsequent Events

On April 1, 1996 and June 26, 1996, the Company raised $760,000 and $240,000, respectively in negotiated offshore investments and issued an aggregate of 208,000 shares ($5.00 per share) of common stock after giving effect to commission shares and an agreed upon adjustment in the number of shares. Net proceeds after cash commissions and expenses were $954,466.

On June 26, 1996, the Company (i) increased the number of authorized shares of common stock to 25,000,000 (ii) authorized 4,000,000 shares of undesignated preferred stock and (iii) effected a one-for-two reverse split of the Company's common stock. Retroactive effect has been given to the reverse split as if it had occurred on the date of inception of the Company.

On July 9, 1996, the Company completed an IPO in which the Company sold 2,415,000 units at $5.00 each, each unit consisting of one share of common stock and one redeemable common stock warrant. The aggregate price was $12,075,000 which resulted in net proceeds of approximately $9,900,000 net of discounts, commissions and estimated expenses. Each warrant entitles the holder to purchase one share of common stock at $6.25 per share through July 3, 2001. At any time after July 9, 1997, the warrants may be redeemed by the Company at $.01 per warrant if the closing bid quotation of the common stock has been at least 150% of the then exercise price of the warrants on each of 20 consecutive trading days ending on a day not more than three days prior to the date of the notice of redemption.

As a result of the closing of the IPO, the Company offset the full amount of its deferred public offering expenses against additional paid-in capital.

On July 9, 1996, the outstanding convertible preferred stock automatically converted into shares of common stock on the basis of one share of common stock for each two shares of convertible preferred stock.

On July 10, 1996 through July 18, 1996, the Company repaid $4,055,000 of 10% Secured Notes plus $286,244 of accrued interest which by their terms were to be prepaid with the proceeds of the public offering. In this connection, the Company wrote off $224,814 of deferred private placement fees and expenses arising from this debt because of the acceleration of payment.

On July 19, 1996, the Company repaid $193,138 of deferred salaries to employees.

In view of the significance of these transactions, a pro forma balance sheet giving effect to the foregoing transaction is presented.

Note 3 - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock outstanding assuming the conversion of the Series A convertible preferred stock into common stock. However, in accordance with Staff Accounting Bulletin Number 83 ("SAB No. 83")of the Securities and Exchange Commission, the common stock equivalents that were issued during the 12 months preceding the IPO at prices below the IPO price have been included in the Company's loss per share computation using the treasury stock method and the IPO price, and treated as if they had been issued at the Company's inception even though they were antidilutive in the period with losses.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below and in the Company's prospectus for its initial public offering ("IPO") dated July 3, 1996.

Overview

The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, and designed, assembled and debugged a production module to produce 36" x 48" laminates.

During 1995 and 1996, the Company has been producing and selling its laminates in limited quantities for qualification and use in production by its customers. The quantities produced have been limited because of working capital and production constraints. The Company is in the development stage because it has not earned significant revenues from its planned principal operations.

On July 9, 1996, the Company received net proceeds of approximately $9,900,000 from its IPO. Approximately $4,300,000 was used to reduce substantially debt and accrued interest. The Company is using the remaining proceeds to add production modules to its existing equipment and for working capital.

Results of Operations

Sales of laminates increased from $13,842 for the three months ended June 30, 1995 to $55,067 for the three months ended June 30, 1996 and from $20,002 for the six months ended June 30, 1995 to $95,052 for the six months ended June 30, 1996. These increases resulted from additional orders of laminates by customers, but were limited by the Company's working capital and production constraints. In addition, the 1995 periods included debugging of equipment and more intensive establishment of specifications for the Company's manufacturing process.

Research and development expenses decreased from $619,167 for the three months ended June 30, 1995 to $30,857 for the three months ended June 30, 1996 and from $1,161,999 for the six months ended June 30, 1995 to $55,482 for the six months ended June 30, 1996. The decreases were due to the change in the focus of the Company's activities from research and development to commercial production.

Manufacturing expenses were $657,204 for the three months ended June 30, 1996 and $1,339,362 for the six months ended June 30, 1996. There were no manufacturing expenses in the 1995 periods. This was due to the transition of the Company's activities from research and development to commercial production. The increases in manufacturing expenses in 1996 compared with research and development expenses in 1995 were due to added personnel, purchases of materials, overhead and other expenses related to commercial production.

Selling, general and administrative expenses increased from $144,983 for the three months ended June 30, 1995 to $239,891 for the three months ended June 30, 1996 and from $341,109 for the six months ended June 30, 1995 to $507,859 for the six months ended June 30, 1996. Patent expense in the 1996 periods increased by approximately $20,000 and $27,000 respectively, due principally to increased activity in the further development of the Company's international patent estate. Other increases were in personnel costs and travel as the Company increased its sales development and international activities.

Interest and debt expense increased from $53,342 for the three months ended June 30, 1995 to $213,262 for the three months ended June 30, 1996 and from $83,243 for the six months ended June 30, 1995 to $430,956 for the six months ended June 30, 1996. These increases were due to the borrowing under the 10% Secured Notes in 1995 and 1996.

The foregoing resulted in the Company having a net loss of $737,089 for the three months ended June 30, 1995 compared to $1,070,215 for the three months ended June 30, 1996 and a net loss of $1,487,814 for the six months ended June 30, 1995 compared to $2,206,898 for the six months ended June 30, 1996. The increased losses were principally the result of interest and debt expense and greater expenses incurred in preparation for anticipated increases in manufacturing volume. The loss for the three months ended June 30, 1996 was approximately $66,000 less than for the first quarter of 1996 which had already reflected increased activity over 1995.

Liquidity and Capital Resources

Prior to its IPO, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing has come from officers and directors of the Company.

At June 30, 1996, the Company had cash and temporary investments of $932,399. On July 9, 1996, the Company received net proceeds of approximately $9,900,000 from the IPO and subsequently repaid debt and interest of approximately $4,340,000 and deferred salaries of approximately $193,000. This had the effect of reducing interest payments by $34,000 a month. The remaining funds of approximately $5,400,000 are available to fund currently anticipated capital expenditures and current operations (which require approximately $300,000 a month based upon current production rates). As the Company increases its production rates, it will have increased operating cash requirements through at least the end of 1996 before the effects of expanded production capacity are realized. Based upon the application of the net proceeds of the IPO as described herein, the Company plans to increase its production capacity and estimates achieving a positive cash flow within one year from the closing of the IPO. Such estimate reflects important assumptions regarding a number of factors and future events, some of which are beyond the Company's control. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. Beyond such 12-month period, the Company plans to obtain additional financing for further expansion from the exercise of the warrants issued as part of the IPO or commercial financing sources.

The Company is a development stage enterprise and has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. The Company expects significant operating losses and negative cash flow to continue through 1996. The Company will use a portion of the proceeds of the IPO to expand its production capacity and plans to achieve significant revenues so as to conclude its development stage. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations.

On March 29, 1996, the Company signed a Memorandum of Understanding with three Quebec institutional investors, providing for the initiation of certain studies and procedures which may lead to an investment in the Company for the purpose of forming a joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The studies are in progress.

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes except for the alternative minimum tax in 1994. As of December 31, 1995, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of approximately $13,800,000 and $950,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2003. The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses in situations where there is a change in ownership, as defined, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The limitation is computed based upon the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt borrowing rate. The common stock issuance in the IPO combined with the other stock issuances completed by the Company during the past three years have initiated a change in ownership as defined in the IRC. Accordingly, the Company is currently subject to an annual limitation of NOL carryforwards of approximately $1,170,000.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

Net cash and temporary investments used in operating activities increased from $1,081,150 for the six months ended June 30, 1995 to $1,424,790 for the six months ended June 30, 1996. The principal reason for the difference was the increased activity in 1996 referred to above mitigated by increases in accounts payable and the effect of the amortization of debt financing costs.

Net cash and temporary investments used in investment activities representing capital expenditures for equipment increased from $99,451 for the six months ended June 30, 1995 to $314,188 for the six months ended June 30, 1996. The increase resulted from design and engineering of additional production modules and the upgrading of existing equipment.

Cash flows from financing activities increased from $959,468 for the six months ended June 30, 1995 to $1,745,529 for the six months ended June 30, 1996. The only financing activity in the 1995 period was the private placement of 10% Secured Notes which netted $959,468. The principal financing activities in the 1996 period were the collection of $750,000 of notes receivable received in connection with the 10% Secured Note financing in 1995, net proceeds from the issuance of common stock in private placements of $1,488,059 and net proceeds from the issuance of additional 10% Secured Notes of $145,687, offset by $555,717 of expenses in connection with the IPO.

Part II - Other Information

Item 2.  Changes in Securities

Effective June 26, 1996, the Company implemented a one-for-two reverse split of the Company's common stock, $.01 par value. Effective July 9, 1996, the Company's outstanding shares of convertible preferred stock, $.01 par value, converted into shares of the Company's common stock on the basis of one share of convertible preferred stock for one-half share of common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to a written consent in lieu of an annual meeting of stockholders, on May 24, 1996, the holders of 4,144,933 of the outstanding voting stock, or approximately 52.6% of the outstanding voting stock on that date, elected the following directors:

         Jonas Medney
         Fred E. Klimpl
         John F. Gahran
         Samuel S. Gross
         Willard  T. Jackson
         Robert W. Middleton
         Heinz-Gerd Reinkemeyer
         James W. Taylor

Pursuant to a written consent in lieu of a meeting of stockholders, on June 5, 1996, the holders of 4,144,933 of the outstanding voting stock, or approximately 52.6% of the outstanding voting stock on that date, approved the amendment of the Company's Certificate of Incorporation to effect a one-for-two reverse split of the Company's common stock, increase the Company's total authorized capital stock from eleven million eight hundred sixty-six thousand six hundred and sixty-seven (11,866,667) shares of common stock, $.01 par value, to twenty-five million (25,000,000) shares, and authorize four million (4,000,000) shares of undesignated preferred stock, $.01 par value. The Company implemented the amendment to its Certificate of Incorporation effective June 26, 1996.

Item 5.  Other Information

On May 10, 1996, the Company filed a Registration Statement under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") on Form 8-A registering the Company's Units, common stock, $.01 par value, and redeemable common stock warrants under Section 12(g) of the Exchange Act. That Registration Statement became effective as of July 2, 1996. Prior to that date the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11 - Computation of Loss per Common Share

(b)  Reports in Form 8-K

     None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPOSITECH LTD.


Dated:  August 14, 1996           /s/ Samuel S. Gross
                                  --------------------------------------
                                  Executive Vice President and Treasurer
                                  (Principal Accounting Officer and officer
                                  duly authorized to sign this report on behalf
                                  of the registrant)