Form 10QSB
period 1996-09-30
COMPOSITECH LTD
filed 1996-11-13
CIK 829764

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to___________________

                         Commission File Number 0-20701

                                COMPOSITECH LTD.

             (Exact Name of Registrant as specified in its charter)

         Delaware                                           11-2710467
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                  120 Ricefield Lane, Hauppauge, New York 11788
                    (Address of principal executive offices)

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

                                  Yes X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1996:

         Common Stock $.01 par value                    6,123,939
         ---------------------------                    ---------
                  Class                              Number of shares

                                COMPOSITECH LTD.
                          (a development stage company)

                                      Index

Part I - Financial Information                                              Page

Item 1. Financial Statements

     Balance Sheets as of September 30, 1996 (unaudited) and
      December 31, 1995....................................................   2

     Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 1995 and 1996
      and cumulative from June 13, 1984 (date of inception)
      through September 30, 1996...........................................   3

     Statements of Cash Flows (unaudited) for the nine-month
      periods ended September 30, 1995 and 1996 and
      cumulative from June 13, 1984 (date of inception)
      through September 30, 1996...........................................   4

     Notes to Financial Statements (unaudited).............................   5

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................   7

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K...................................   11

Signature..................................................................   11

                                COMPOSITION LTD.
                         (a development stage company)
                                 BALANCE SHEETS

                                                     September 30    December 31
                                                         1996           1995
                                                    ------------   ------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and temporary investments                    $  5,382,382   $    925,848
  Notes receivable and accrued interest                                 762,500
  Inventories                                            238,177        127,302
  Accounts receivable - trade                             34,735         25,866
  Prepaid expenses and other                              55,751         75,587
  Advance payments on construction-in-progress           290,140
                                                    ------------   ------------
        Total current assets                           6,001,185      1,917,103
Property and equipment at cost:
  Production equipment                                 2,182,049      2,070,202
  Laboratory equipment                                   138,702        135,045
  Furniture, fixtures and equipment                      313,171        270,657
  Leasehold improvements                                 216,231        210,275
  Construction-in-progress                               672,493         53,994
  Equipment under capital leases                         120,770        120,770
                                                    ------------   ------------
                                                       3,643,416      2,860,943
  Less accumulated depreciation and amortization         997,332        805,171
                                                    ------------   ------------
                                                       2,646,084      2,055,772
Deferred private placement fees and expenses, net                       321,676
Other assets and deferred charges, net                    58,440         78,096
                                                    ------------   ------------
Total assets                                        $  8,705,709   $  4,372,647
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                  $    465,102   $    218,076
  Deferred salaries                                      772,647        865,648
  Accrued interest                                        88,393        188,039
  Other accrued liabilities                              481,595        275,245
  Current maturities of  long-term debt, all
    (1996) and $112,500 (1995) to stockholders         1,595,000        182,500
                                                    ------------   ------------
        Total current liabilities                      3,402,737      1,729,508
Long-term debt:
  Notes payable to stockholders                                         750,000
  10% secured notes, including $745,000
   to stockholders                                                    4,600,000
                                                                   ------------
        Total long-term debt                                          5,350,000
Capital lease obligations                                 30,946         30,946
Other liabilities                                         37,500         37,500
Commitments
Stockholders'  equity (deficiency):
  Undesignated preferred stock; authorized
    4,000,000 shares, none issued and
    outstanding (1996)
  Series A convertible preferred stock, par
    value $3.00 per share; authorized, issued
    and outstanding shares - 714,161                   2,142,483      2,142,483
  Convertible preferred stock, par value $5.00
    per share; authorized, issued and
    outstanding shares - 433,500 (1995)                               2,167,500
  Common stock, par value $.01 per share;
    authorized shares - 25,000,000;
    issued and outstanding shares;
    6,103,939 (1996) and 3,014,189 (1995)                 61,039         30,142
  Additional paid-in capital                          22,411,593      8,924,140
  Deficit accumulated during the development stage   (19,380,589)   (16,039,572)
                                                    ------------   ------------
    Total stockholders' equity (deficiency)            5,234,526     (2,775,307)
                                                    ------------   ------------
Total liabilities and stockholders' equity
   (deficiency)                                     $  8,705,709   $  4,372,647
                                                    ============   ============

See accompanying notes.

                                COMPOSITION LTD.
                         (a development stage company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                          Cumulative from
                                                                                                            June 13, 1984
                                                                                                         (date of inception)
                                                   Three months ended             Nine months ended           through
                                                      September 30                  September 30            September 30,
                                             ---------------------------    ---------------------------  -------------------
                                                  1995           1996           1995           1996            1996
                                              -----------    -----------    -----------    -----------    ------------
Revenues:
  Income from patent immunity agreement                                                                    $ 5,012,515
  Sales                                       $    39,520    $    63,100    $    59,522    $   158,152         293,323
                                              -----------    -----------    -----------    -----------     -----------
       Total revenues                              39,520         63,100         59,522        158,152       5,305,838
                                              -----------    -----------    -----------    -----------     -----------
Costs and expenses:
  Research and development                        540,557         27,418      1,702,556         82,900      14,884,171
  Manufacturing expenses                                         671,757                     2,011,119       2,011,119
  Selling, general and administrative             218,827        313,693        559,936        821,552       6,753,360
                                              -----------    -----------    -----------    -----------     -----------

      Total operating expenses                    759,384      1,012,868      2,262,492      2,915,571      23,648,650
                                              -----------    -----------    -----------    -----------     -----------

(Loss) from operations                           (719,864)      (949,768)    (2,202,970)    (2,757,419)    (18,342,812)

Other income (expenses):
  Interest income                                   5,486         73,167          8,679         97,258         670,066
  Interest and amortization of debt expense
   (net of interest capitalized)                  (78,871)       (33,821)      (162,114)      (464,777)     (1,417,798)
  Write off of deferred private placement
   fees and expenses                                            (224,814)                     (224,814)       (224,814)
  Other                                                31          1,117         75,373          8,735          34,769
                                              -----------    -----------    -----------    -----------     -----------
                                                  (73,354)      (184,351)       (78,062)      (583,598)       (937,777)
(Loss) before provision
    for income taxes                             (793,218)    (1,134,119)    (2,281,032)    (3,341,017)    (19,280,589)
Provision for income taxes                                                                                     100,000
                                              -----------    -----------    -----------    -----------     -----------
Net (loss)                                    ($  793,218)   ($1,134,119)   ($2,281,032)   ($3,341,017)   ($19,380,589)
                                              ===========    ===========    ===========    ===========     ===========
Net (loss) per share                          ($     0.20)   ($     0.17)   ($     0.57)   ($     0.66)   ($      5.71)
                                              ===========    ===========    ===========    ===========     ===========
Shares used in computing net (loss)
   per share                                    3,995,769      6,632,544      3,995,769      5,034,134       3,391,970
                                              ===========    ===========    ===========    ===========     ===========

See accompanying notes.

                                COMPOSITION LTD.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                                 Cumulative from
                                                                                                                  June 13, 1984
                                                                                                               (date of inception)
                                                                                        Nine months ended           through
                                                                                          September 30,           September 30,
                                                                                  ----------------------------
                                                                                      1995             1996            1996
                                                                                  ------------    ------------    ------------
Cash Flows from Operating Activities
Net (loss)                                                                        ($ 2,281,032)   ($ 3,341,017)   ($19,380,589)
Adjustments to reconcile net (loss) to net cash and
  temporary investments used in operating activities:
    Depreciation and amortization, including capital leases                            204,468         192,161       2,016,338
    Stockholder services credited to additional paid-in-capital                         54,000                         972,000
    Loss on disposal of property and equipment                                                                         525,712
    Private placement fee and expenses                                                                                  86,046
    Amortization of debt financing costs                                                20,168         155,920         324,453
    Write off of deferred private placement fees and expenses                                          224,814         224,814
    Non-recourse notes applied to patent immunity agreement                                                         (3,012,515)
    Changes in operating assets and liabilities:
      Accrued interest on notes receivable                                                                             (12,500)
      Inventories                                                                      (10,673)       (110,875)       (238,177)
      Prepaid expenses and other                                                         8,109          19,836         (55,751)
      Accounts receivable - trade                                                                       (8,869)        (34,735)
      Other assets                                                                     (23,130)         14,911          (7,370)
      Accounts payable                                                                 (70,894)        247,026         465,102
      Deferred salaries                                                                361,054         (93,001)        772,647
      Accrued interest                                                                  43,518         (87,146)        100,893
      Other accrued liabilities                                                         81,604         206,350         466,260
      Income taxes payable                                                            (100,000)
                                                                                  ------------    ------------    ------------
          Net cash and temporary investments used in
          operating activities                                                      (1,712,808)     (2,579,890)    (16,787,370)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                              (143,995)       (782,473)     (5,068,618)
Advance payments on construction-in-progress                                                          (290,140)       (290,140)
                                                                                  ------------    ------------    ------------
          Net cash and temporary investments used in
           investing activities                                                       (143,995)     (1,072,613)     (5,358,758)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                          11,350,850      19,394,280
Net proceeds from notes payable                                                      2,604,800         145,687       7,603,233
Payment received on notes receivable                                                                   750,000
Payment of notes payable                                                                            (4,137,500)     (5,512,500)
Proceeds from non-recourse notes plus interest                                                                       3,012,515
Net proceeds from issuance of Series A convertible preferred stock                                                   1,062,264
Net proceeds from issuance of convertible preferred stock                                                            1,920,620
Contribution to capital from stockholders                                                                              221,461
Payment of capital lease obligations                                                                                  (68,245)
Expenses - proposed financings                                                                                        (51,070)
Private placement expenses - terminated financing                                                                     (54,046)
                                                                                  ------------    ------------    ------------
          Net cash and temporary investments provided by
           financing activities                                                      2,604,800       8,109,037      27,528,512
                                                                                  ------------    ------------    ------------
          Increase in cash and temporary investments                                   747,997       4,456,534       5,382,382
          Cash and temporary investments at beginning of period                        253,546         925,848
                                                                                  ------------    ------------    ------------
          Cash and temporary investments at end of period                         $  1,001,543    $  5,382,382    $  5,382,382
                                                                                  ============    ============    ============

Supplemental disclosures of cash flow information Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                               $    120,770
                                                                                                                  ============
Cash paid for:
  Interest                                                                        $    167,516    $    436,198    $    940,131
                                                                                  ============    ============    ============
  Income taxes                                                                                                    $    100,000
                                                                                  ============    ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                          (a development stage company)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1996

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's prospectus for its initial public offering ("IPO") dated July 3, 1996.

The Company has developed an advanced laminate for printed circuit boards for the electronics industry but has not as yet generated significant revenues from this operation. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise". As discussed in Note 2, the Company closed its IPO on July 9, 1996. Based upon the application of the net proceeds of the IPO, the Company plans to increase its production capacity and estimates achieving a positive cash flow within one year from the closing of the IPO. Such estimate reflects important assumptions regarding a number of factors and future events, some of which are beyond the Company's control. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. Beyond such 12-month period, the Company plans to obtain additional financing for further expansion from the exercise of the warrants or commercial financing sources.

Note 2 - Statement of Stockholders' Equity and IPO

On March 12, 1996, the Company raised $625,000 from the sale of 250,000 shares of common stock at $2.50 per share in a private placement. Net proceeds after commissions and expenses were $533,593.

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

Note 3 - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock outstanding assuming the conversion of the Series A convertible preferred stock into common stock. However, in accordance with Staff Accounting Bulletin Number 83 ("SAB No. 83") of the Securities and Exchange Commission, the common stock equivalents that were issued during the 12 months preceding the IPO at prices below the IPO price have been included in the Company's loss per share computation using the treasury stock method and the IPO price, and treated as if they had been issued at the Company's inception even though they were antidilutive in the period with losses.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below and in the Company's prospectus for its initial public offering ("IPO") dated July 3, 1996.

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

Results of Operations

Sales of laminates increased from $39,520 for the three months ended September 30, 1995 to $63,100 for the three months ended September 30, 1996 and from $59,522 for the nine months ended September 30, 1995 to $158,152 for the nine months ended September 30, 1996. These increases resulted from additional orders of laminates by customers, but were limited by the Company's working capital (in the period before the IPO) and production constraints. In addition, the 1995 periods included debugging of equipment and more intensive establishment of specifications for the Company's manufacturing process.

Research and development expenses decreased from $540,557 for the three months ended September 30, 1995 to $27,418 for the three months ended September 30, 1996 and from $1,702,556 for the nine months ended September 30, 1995 to $82,900 for the nine months ended September 30, 1996. The decreases were due to the change in the focus of the Company's activities from research and development to commercial production.

Manufacturing expenses were $671,757 for the three months ended September 30, 1996 and $2,011,119 for the nine months ended September 30, 1996. There were no manufacturing expenses in the 1995 periods. This was due to the transition of the Company's activities from research and development to commercial production. The increases in manufacturing expenses in 1996 compared with research and development expenses in 1995 were due to added personnel, purchases of materials, overhead and other expenses related to commercial production.

Selling, general and administrative expenses increased from $218,827 for the three months ended September 30, 1995 to $313,693 for the three months ended September 30, 1996 and from $559,936 for the nine months ended September 30, 1995 to $821,552 for the nine months ended September 30, 1996. Legal expenses in the 1996 periods increased by approximately $32,000 due principally to increased activity relative to being a public company. Patent expense for the nine months ended September 30, 1996 increased by approximately $21,000, due principally to increased activity in the further development of the Company's international patent estate. Other increases were in personnel costs and travel as the Company increased its sales development and international activities including approximately $29,000 for the three months ended September 30, 1996 and approximately $47,000 for the nine months ended September 30, 1996 related to a proposed project in Canada.

Interest and amortization of debt expense decreased from $78,871 for the three months ended September 30, 1995 to $33,821 for the three months ended September 30, 1996 and increased from $162,114 for the nine months ended September 30, 1995 to $464,777 for the nine months ended September 30, 1996. The increase in the nine month period was due to the borrowing under the 10% Secured Notes in 1995 and 1996 and the decrease in the three month period was due to the repayment of $4,055,000 of such notes in July 1996 with the proceeds of the IPO. The write off of deferred private placement fees and expenses in the 1996 periods of $224,814 resulted from the repayment of the debt.

The foregoing resulted in the Company having a net loss of $793,218 for the three months ended September 30, 1995 compared with $1,134,119 for the three months ended September 30, 1996 and a net loss of $2,281,032 for the nine months ended September 30, 1995 compared with $3,341,017 for the nine months ended September 30, 1996. The increased losses were principally the result of interest and debt expense related items and greater expenses incurred in preparation for anticipated increases in manufacturing volume. The loss for the three months ended September 30, 1996 was approximately $64,000 more than for the second quarter of 1996 which had already reflected increased activity over 1995.

Liquidity and Capital Resources

Prior to its IPO, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company.

At September 30, 1996, the Company had cash and temporary investments of $5,382,382 and had accrued expenses of approximately $300,000 related to the IPO. This leaves funds of approximately $5,100,000 available to fund currently anticipated capital expenditures and current operations (which require approximately $300,000 a month based upon current production rates). As the Company increases its production rates, it will have increased operating cash requirements through at least the end of 1996 before the effects of expanded production capacity are realized. Based upon the application of the net proceeds of the IPO, the Company plans to increase its production capacity and estimates achieving a positive cash flow within one year from the closing of the IPO. Such estimate reflects important assumptions regarding a number of factors and future events, some of which are beyond the Company's control. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. Beyond such 12-month period, the Company plans to obtain additional financing for further expansion from the exercise of the warrants issued as part of the IPO or commercial financing sources.

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

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995.

Net cash and temporary investments used in operating activities increased from $1,712,808 for the nine months ended September 30, 1995 to $2,870,030 for the nine months ended September 30, 1996. The principal reason for the difference was the increased activity in 1996 referred to above mitigated by increases in accounts payable and the effect of the amortization of debt financing costs.

Net cash and temporary investments used in investing activities, representing capital expenditures for equipment increased from $143,995 for the nine months ended September 30, 1995 to $782,473 for the nine months ended September 30, 1996. The increase resulted from design, engineering and construction of additional production modules as part of the expansion program and the upgrading of existing equipment.

Cash flows from financing activities increased from $2,604,800 for the nine months ended September 30, 1995 to $8,109,037 for the nine months ended September 30, 1996. The only financing activity in the 1995 period was the private placement of 10% Secured Notes which netted $2,604,800. The principal financing activities in the 1996 period were (i) the receipt of net proceeds from the issuance of common stock in the IPO of $9,862,791 and in private placements of $1,488,059, (ii) the collection of $750,000 of notes receivable received in connection with the 10% Secured Note financing in 1995, (iii) the receipt of net proceeds from the issuance of additional 10% Secured Notes of $2,604,800 and (iv) the payment of notes payable of $4,137,500, of which $4,055,000 was from the proceeds of the IPO.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     11 - Computation of Loss per Common Share

(b)  Reports in Form 8-K
          None

All other items required in Part II have been filed previously or are not applicable for the quarter ended September 30, 1996.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMPOSITECH LTD.



Dated:  November 14, 1996                            /s/ Samuel S. Gross
                                                     -------------------
                                                     Executive Vice President
                                                     and Treasurer (Principal
                                                     Accounting Officer and
                                                     officer duly authorized to
                                                     sign this report on behalf
                                                     of the registrant)