Form 10KSB40
period 1996-12-31
COMPOSITECH LTD
filed 1997-03-31
CIK 829764

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-20701

                                COMPOSITECH LTD.
                 (Name of small business issuer in its charter)

           Delaware                                          11-2710467
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                  120 Ricefield Lane, Hauppauge, New York 11788
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 436-5200

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                        Redeemable Common Stock Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90  days. Yes _X_   No ___

         Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for fiscal year ended December 31, 1996:  $327,411

         As of March 20, 1997, there were 6,138,939 shares of the registrant's Common Stock, $.01 par value outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, as of March 20, 1997 was approximately $15,650,000.

DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE ISSUER'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON JUNE 24, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

         Transitional Small Business Disclosure Format (check one):   Yes ___
No _X_

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Compositech Ltd. (the "Company" or "Compositech") was founded in 1984 by Jonas Medney and Fred Klimpl, its Chairman and President, respectively, to develop and market innovative and superior copper-clad fiberglass epoxy laminates used to make printed circuit boards required by the electronics industry. The Company was incorporated in the State of New York on June 13, 1984 and was merged into a newly formed Delaware corporation on January 29, 1988. The primary innovation of Compositech was to replace the fiberglass cloth component of the laminate with a more modern and structurally efficient fiberglass core resulting from a uniform, orthogonally layered construction. The Company has received grants of nineteen patents covering its products, processes and apparatus, including five in the United States, and has submitted eleven additional patent applications. The Company has been a development stage company through 1996 and has expended over $24 million since its inception in developing its business and its technology and enlarging its patent estate. Based on the level of production and sales anticipated for 1997, the Company believes it is no longer in the development stage.

         On July 9, 1996, the Company received net proceeds of approximately $9.9 million from its initial public offering ("IPO"). Approximately $4.3 million was used to reduce debt substantially and pay accrued interest. The Company used the remaining proceeds to add production modules to its existing equipment and for working capital.

         The Company's innovative laminates are produced using proprietary processes and machinery, designed by the Company's engineering staff. The patents on the laminates, processes and apparatus are supplemented with other proprietary technology unprotected by patents and considered by the Company to be of substantial value.

         Compositech's laminate construction is structurally more efficient, resulting in enhanced smoothness and greater dimensional stability. The Company believes, based on results of customers' evaluations, that its improved products can economically replace the fiberglass woven cloth epoxy laminates currently used in the electronics industry. According to the Institute for Interconnecting and Packaging Electronic Circuits (the "IPC"), this market exceeded $2.5 billion in 1995.

         The Company successfully constructed, debugged and operated its first pilot plant production equipment for laminates with a panel size of 24" x 24" in 1991. In 1991 and 1992, Compositech recruited an initial sales staff to develop the market potential of its product, continued refining its product and designing its production equipment to manufacture laminates with a panel size of 36" x 48" and initiated a sampling program targeted at major potential customers. In 1994, the Company started up and began debugging its first production module to manufacture 36" x 48" laminates and, in 1995 and 1996, produced laminates on this equipment in limited quantities for the purpose of making modifications to the production processes constituting the module and reformulating the laminates produced by the module. In the last quarter of 1996, the Company began installation of advanced production equipment which is expected to be fully operational in the second quarter of 1997.

INDUSTRY OVERVIEW

       Initially, most circuit boards had circuits (traces) on one or two sides . In the last ten years, rapid technological advances in both semiconductor design and fabrication techniques have placed significant demands on the performance of printed circuit boards. Greater circuit density, complexity and miniaturization have increased demand for more sophisticated printed circuit boards. In response to this demand, multilayer printed circuit boards were developed which incorporate multiple layers of metallic traces. The several layers of circuitry are aligned and bonded together in a stack to form a multilayer board with both horizontal and vertical electrical interconnections. Further circuit board sophistication is currently being achieved by decreasing the width and separation of the traces, drilling and plating smaller holes to connect the internal trace layers and precisely situating the traces and pads on the board surface to accommodate surface mount components.

         These trends in the printed circuit board industry have placed increasingly rigorous demands on the electrical, thermal, chemical and mechanical properties of laminates. Mechanical properties must be increasingly more uniform and tightly controlled in order to align the various layers in a multilayer printed circuit board. Electrical properties of laminates must be highly consistent and predictable in order to avoid circuit timing malfunctions. Thermal stability is also critical for attaching the components and for dense, high speed systems, because of the heat generated.

        Compositech's technology is targeted at the fiberglass laminate segment of the laminate industry. According to the IPC, in 1995 the single- and double-sided laminate market was approximately $1 billion and the multilayer/high performance laminate market was approximately $1.5 billion, totaling $2.5 billion. In these two segments, the United States' share was approximately $658 million. Based upon IPC statistics, the Company estimates that U.S. market growth in 1996 was 8%.

PRODUCTS

         PRINTED CIRCUIT BOARD LAMINATES. Printed circuit boards are the basic platforms used to interconnect the microprocessors, integrated circuits and other components essential to the functioning of electronic products. They consist of a pattern of electrical circuitry resulting from etching copper foil laminated to a composite made of insulating materials usually comprised of fiberglass and epoxy. The laminate itself, therefore, is the copper-clad, fiberglass and epoxy core from which printed circuit boards are produced.

          COMPOSITECH'S LAMINATES. CL200+ is the introductory Compositech laminate. This laminate uses the same basic raw materials as conventional laminates: fiberglass yarn, epoxy resin and copper foil. Compositech combines these materials into a unique, more efficient laminate. Conventional laminates are made from woven fiberglass cloth in which the yarn is twisted and crimped in the weaving process. The resultant weave pattern is impressed into the copper foil, thereby roughening the surface of the laminate. In the construction of Compositech's laminates, the filaments of fiberglass are not twisted but are wound in orthogonal layers of flat, continuous parallel filaments. This construction creates the enhanced smoothness and improved dimensional stability of Compositech's laminates.

         High processing temperature tolerance is necessary for soldering components to circuit boards. CL200+ uses a proprietary epoxy resin formulation that, according to Company tests, results in a thermal rating over 200(degree) C, which is generally 20(degree) C to 80(degree) C higher than other copper-clad fiberglass epoxy laminates. Certain laminates produced from materials other than fiberglass epoxy, addressing a small, higher cost end of the market, have thermal ratings which equal or exceed those of the Company's introductory CL200+ laminates.

         Management believes that the benefits of Compositech's laminates should enable the printed circuit board industry to:

         * Decrease costs through reducing waste in the manufacture of existing boards because the improved dimensional stability, temperature tolerances and enhanced smoothness increase manufacturers' yields.

         * Accelerate the development of new products requiring denser circuitry by permitting finer lines and smaller pads. A pad is a portion of a conductive pattern which is usually, but not exclusively, used for the connection and/or attachment of components.

COMPOSITECH'S STRATEGY

         The Company's objective is to be the leading manufacturer of copper-clad fiberglass epoxy laminates for electronics equipment. The Company expects to achieve this position through the effective exploitation of its patented and proprietary products and processes.

         Management has targeted the $1.5 billion multilayer laminate market sector for its initial sales efforts to establish its laminates as the leading-edge technology for current and future economical production of printed circuit boards.

         Management believes that the strategic value of the Company's products to its prospective customers is to enable them economically to produce increasingly sophisticated circuit boards in a shorter time cycle. This combination of benefits is a basic element of Compositech's product technology thrust.

         The Company has patented and developed a flexible manufacturing process that it believes can be exceptionally responsive to the ever-changing product iterations required by the rapid introduction of new designs into the electronics market. The manufacturing capacity can be expanded incrementally in response to increased market demand.

         Management believes that the Company's technology has global potential. According to IPC data, approximately 70 percent of the world laminate market is outside of North America. The Company plans to export its products and form strategic alliances to manufacture and market its laminates internationally.

         On March 29, 1996, the Company signed a Memorandum of Understanding with the Fonds de solidarite des travailleurs du Quebec (FTQ), Societe generale de financement du Quebec and Societe Innovatech du Grand Montreal, three Quebec institutional investors (collectively, the "Quebec Investors"), providing for the initiation of certain studies and procedures which may lead to the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The Company and the Quebec Investors each initially contributed approximately $37,000 to fund the studies in connection with this project. On February 6, 1997, the parties agreed in principle to form a 50/50 joint venture, with Fonds Regional de Solidarite Ile de Montreal, Limited Partnership, being named as an additional Quebec Investor. The parties are preparing definitive agreements. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of $11.2 million with the balance to be in debt financing from a bank and other sources. The parties have received a firm commitment from the National Bank of Canada for a term loan of $9.8 million and a short-term working capital facility for $3.5 million and are negotiating the balance of financing from other sources. The Company's $5.6 million capital investment in the joint venture is to be funded by the Quebec Investors purchasing 941,176 shares of the Company's Common Stock at $5.95 per share. The Quebec Investors will have an option to sell their 50% interest in the project to the Company for an additional 941,176 shares of the Company's Common Stock and, under certain conditions, the Company will have an option to purchase the Quebec Investors' interest in the project for a like number of shares. The establishment of this project is subject, among other things, to the execution of definitive agreements and the obtaining of the balance of the financing. The Company is unable to predict when, if ever, such conditions will be satisfied.

MARKETING AND CUSTOMERS

         The Company's marketing efforts are directed to establishing good working relations with leading-edge producers of circuit boards. According to the IPC, there are over 670 manufacturers of printed circuit boards in North America with 18 companies comprising over one-third of the market. The Company has sold its laminates principally on a test basis to a select group of these companies considered to be the key companies for Compositech's growth. During the past three years, Compositech has encouraged benchmark comparisons of its laminates with current laminates. In virtually all of these evaluations, CL200+ has proven superior to current laminates. These results have led several manufacturers to begin to use CL200+ for current production applications, but such use has been limited by the Company's inability to supply laminates in large quantities because of working capital and production constraints. These companies include AMP Incorporated ("AMP"), Lucent Technologies, Inc. (formerly part of AT&T Corp.), HADCO Corporation, Merix Corporation and North American Printed Circuits (a division of TYCO International Ltd.). Customers benefit from increased production yield primarily by reducing waste caused by circuitry misalignment.

         Compositech's laminates are designed and have proven to be directly substitutable for conventional laminates in the circuit board production process as demonstrated by their use in production by customers. This compatibility enables the circuit board manufacturer to substitute Compositech's laminates without the need for additional equipment or new process technology.

         The Company markets to circuit board manufacturers in the United States and Canada with its own direct sales force which it plans to expand in 1997. The Company's sales force currently consists of its President, its Vice President of Sales and a marketing assistant. The Company may also use independent sales representatives and distributors to expand sales.

         Although the Company does not believe that ultimately its business will be dependent upon a single customer, in view of limited production capacity the Company currently is focusing its efforts on a number of select accounts. In 1996, HADCO Corporation and Merix Corporation represented 50.8% and 46.4% respectively, of the Company's net sales. The printed circuit board industry generally follows a "just-in-time" strategy by purchasing laminates only as they are required for production runs. Accordingly, the Company currently does not have a significant backlog of sales commitments as the orders are matched to the Company's present production capacity. The Company expects the backlog to increase in relation to its planned production expansion.

COMPETITION

         The laminate business is highly competitive. The Company has many competitors of varying sizes and financial resources located in the United States, Western Europe and the Far East. Competition in the laminate market is based upon factors such as product quality, performance, technological capability, responsiveness to customers, delivery, service and price. The Company believes there are more than 40 competitors worldwide, with more than ten in the United States. The Company believes that its major domestic and international competitors are ADI/Isola, AlliedSignal Laminate Systems (a subsidiary of AlliedSignal, Inc.), Arlon Inc., General Electric Company, Hitachi Chemical Co. Inc., Matsushita Electric Industrial Co., Nan Ya Plastics Corp., Nelco International Corp. (a subsidiary of Park Electrochemical Corp.), Polyclad Laminates, Inc. (a subsidiary of Cookson Group), Sumitomo Bakelite Co. Ltd., and Toshiba Chemical Corp. The Company's competitors consist of companies that are usually divisions or subsidiaries of some of the world's leading electronics and manufacturing concerns and have significantly greater financial resources than the Company.

         The Company believes its patented and proprietary technology will enable it to become an effective competitor by offering customers products with a higher value. The unique physical characteristics of the Company's products should, in the Company's opinion, allow it to penetrate the market and increase sales. However, there is no assurance that the Company's products will prove to be economically competitive or that the Company will continue to develop technologically competitive products in the future.

MANUFACTURING

         The Company occupies a leased building at 120 Ricefield Lane, Hauppauge, New York, which includes its corporate offices, laboratory, machine shop, engineering offices and manufacturing operations. The building is large enough to allow the Company's production line to be expanded to meet near-term needs. The technologically advanced products manufactured by the Company require clean environments to ensure high yields. Clean rooms are utilized by the Company in certain areas of the production line to control contamination from small particles.

         Compositech's manufacturing process is unique and patented. The manufacturing equipment has been designed by the Company's engineering staff. Much of the equipment incorporates proprietary designs including hardware and software. Management believes that the Company's manufacturing process eliminates many manufacturing steps compared to the conventional manufacturing process, including weaving the fiberglass cloth.

         The Company's manufacturing process enables the Company to control the consistency of mechanical, thermal and electrical properties of laminates in various thicknesses. In addition, the Company's process eliminates the use of solvents as an integral part of the manufacturing process although it uses small amounts of solvents for the sole purpose of cleaning some of its equipment. Compositech's CL200+ laminate is comprised of copper, fiberglass and epoxy. Other combinations of materials usable in this process include aramid fibers, quartz fibers, carbon fibers, cyanate ester resins, polyimide resins and other conductive metal foils.

         The expansion of the Company's production facilities currently underway is expected to increase the annual capacity significantly. This expansion is the first production-scale expansion planned by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiency and yield.

MATERIALS AND SOURCES OF SUPPLIES

         The principal materials used in the manufacture of the Company's laminates are copper foil, fiberglass yarn and specially formulated resins and chemicals. The Company's policy is to identify and concentrate on a limited number of chosen suppliers. The Company's major suppliers are Oak-Mitsui Inc., a joint venture between AlliedSignal, Inc. and Mitsui Mining, Inc., for copper foil; Owens Corning for fiberglass yarn; Eastech Chemical Company for resins; and Lonza Inc. for certain chemicals. The Company attempts to develop and maintain close working relationships with those chosen suppliers who comply with the Company's stringent technical requirements and specifications. The Company has identified alternative sources of supply for each of the required materials. However, there exists a limited number of qualified suppliers of these materials, and although the Company considers its relationships with its suppliers to be satisfactory, a disruption of the supply of material from one or more of the Company's principal suppliers could adversely affect its business. Substitutes for some of these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the business of the Company.

         In 1995, some raw material shortages were reported to the Company by certain of its suppliers. Although the Company is not experiencing any such shortages currently, no assurance can be made that it can obtain adequate supplies necessary for its planned expansion.

PATENTS AND PROPRIETARY INFORMATION

         The Company continues to build a patent estate to protect its technology. Nineteen patents have been granted in the United States and internationally. The U.S. patents granted expire from 2007 to 2012. The foreign patents generally have expiration dates from 2004 to 2009. Eleven patent applications in the U.S. and internationally are currently pending. These patents and applications cover the unique laminate product and the process and equipment used for producing the laminates. The patents also cover a precision multilayer process and a circuit transfer process. Additional inventions have been disclosed to the Company's patent attorneys, and may be the subject of future patent applications.

         In addition, the Company has developed extensive proprietary information considered to be of substantial value. The Company has no patents for this proprietary information. The Company believes that, although such information, techniques and expertise are subject to misappropriation or obsolescence, development of improved methods, processes and techniques by the Company will continue on an ongoing basis.

         In June 1990, HT Troplast AG ("HT"), a former manufacturer of laminates for printed circuit boards and an indirect subsidiary of the Veba Group, a German industrial group, invested $6 million in the Company and agreed to provide technical and marketing assistance at no cost for a 25% equity share in the Company and the exclusive right to produce and market Compositech's laminates in Europe, the countries of the former Soviet Union and Turkey. To date, HT has provided assistance with product quality standardization, customer evaluations, laboratory testing, engineering, patent advice, research, manufacturing cost comparisons, Asian prospective licensee contacts and production management. In accordance with the corporate strategy of its parent company, HT discontinued its manufacturing operations for epoxy and fiberglass laminates in 1994 and for all laminates in 1995, but it continues to make technical and marketing assistance available to the Company. Pursuant to existing agreements with HT, the Company has the obligation to sell in the above described territories only through HT, and HT continues to retain Board representation and certain other rights with respect to the Company.

         In February 1993, AMP and AKZO Electronics B.V. ("AMP/AKZO"), which at the time were operating a joint venture, loaned the Company $2.8 million under nonrecourse notes collateralized by two licenses. The Company used these funds in its development program for production equipment for 36" x 48" laminates. In May 1994, the above-mentioned licenses were canceled, and AMP/AKZO provided an additional $2 million and converted the $2.8 million note plus approximately $213,000 in interest into a payment to Compositech for immunity from prosecution under the Company's product patent in order to permit the manufacture of laminates using their own process which was under development. The immunity agreement does not cover the Company's patented process or apparatus.

         The Company expended approximately $153,000 and $2,406,000 for research and development during the years ended December 31, 1996 and 1995, respectively.

ENVIRONMENTAL MATTERS

         Unlike other laminate manufacturing operations, Compositech does not use solvents as an integral part of its manufacturing process. However, the Company uses copper and chemicals in its manufacturing process and limited amounts of solvents for the sole purpose of cleaning some of its equipment and is subject to a variety of applicable environmental laws. The Company believes that its facilities comply in all material respects with applicable federal, state and local environmental laws and believes that costs arising from compliance with existing environmental laws will not have a material adverse effect on the Company's operations. However, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation.

EMPLOYEES

         The Company has 74 full-time employees. None of the employees is subject to collective bargaining agreements. Management considers its labor relations to be satisfactory and believes that there is an adequate pool of labor available to satisfy foreseeable hiring needs.

IMPORTANT FACTORS REGARDING FUTURE RESULTS

         Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization or other aspects of future operations. Such statements, made pursuant to the safe harbor established by recent securities legislation, are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those projected in any forward-looking statement.

DEVELOPMENT STAGE COMPANY; ABILITY TO CONTINUE AS GOING CONCERN; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has been a development stage company through December 31, 1996 and has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. As of December 31, 1996, the Company had an accumulated deficit of $20,573,767. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1996 financial statements, which paragraph expresses substantial doubt about the Company's ability to continue as a going concern. The Company will require, and is negotiating for, additional financing to cover operating expenses and expenditures for additional production equipment until revenues from operations are sufficient for these purposes. The Company expects significant operating losses to continue into 1997. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations.

NEED FOR ADDITIONAL FINANCING

         The Company's available funds, without giving effect to alternative sources of revenue, may not be sufficient to raise the Company's production level to profitability or provide sufficient working capital for expansion of sales. Consequently, additional financing is being sought. The Company is currently negotiating a private placement of $5 million. Such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings or other financings. There can be no assurance that additional financing will be sufficient and available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of Common Stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly.

COMPETITION

         The laminate manufacturing business is highly competitive. The Company's competitors include major corporations, such as General Electric Company and AlliedSignal Inc., which have substantial financial, marketing and technical resources. In 1994, the Company granted patent immunity on its product patents to AMP/AKZO, which, at the time, were operating a joint venture which was developing a new process to make linear laminates. The Company may need to raise substantial additional resources to compete effectively. There is no assurance that the Company will be able to compete successfully in the future.

MANAGEMENT OF GROWTH

         The Company intends to expand significantly its overall level of operations. Any such expansion, however, is expected to strain the Company's management, technical, financial and other resources. To manage growth effectively, the Company must add manufacturing capacity and personnel while maintaining a high level of quality and achieving good manufacturing efficiency and while expanding, training and managing its employee base. The Company's failure to add capacity and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE UPON KEY PERSONNEL

         The Company believes that its success will depend to a significant extent upon the efforts of its senior management, in particular Jonas Medney, its Chairman and Chief Executive Officer, and Fred E. Klimpl, its President and Chief Marketing Officer, who together invented its technology and founded the Company. The Company maintains and is the beneficiary of $2 million key person life insurance policies on each of Messrs. Medney and Klimpl. The loss or unavailability of either Mr. Medney or Mr. Klimpl or other senior management could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SINGLE MANUFACTURING FACILITY

         The Company's current laminate manufacturing operations are centralized in one building in Hauppauge, New York, although a joint venture is planned to build an additional and larger plant in Montreal. Because the Company currently does not operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF PRODUCTION QUALITY AND PRODUCTION COSTS; PROCESS DISRUPTION

         The Company has limited experience in producing laminates on its first production-scale module. The Company currently is adding production modules to achieve higher quantity levels and economies of scale. This expansion is the first production-scale expansion undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. Process disruptions have occurred, resulting in delays in product shipments. Process disruptions were due to machine breakdowns, lack of adequate interior atmospheric control of temperature and humidity, electric utility power failures, problems of breaking in an expanded workforce and particles generated during installation of equipment. There can be no assurance that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

SIGNIFICANT CUSTOMERS

         Due to limited productive capacity, the Company has been focusing its efforts on a few select accounts. During 1996, HADCO Corporation and Merix Corporation accounted for 50.8% and 46.4%, respectively, of sales. Loss of these customers could have a material adverse effect on the Company's business.

TECHNOLOGICAL CHANGE

         The Company's laminates are used in the electronic printed circuit board industry which could encounter competition from new technologies in the future and reduce the number of circuit boards required in electronic equipment or render existing interconnect technology less competitive or obsolete.

AVAILABILITY OF MATERIALS; DEPENDENCE UPON THIRD-PARTY SUPPLIER

         Raw materials used by the Company to produce laminates are purchased by the Company and in certain circumstances the Company bears the risk of price fluctuations. In addition, shortages of certain types of materials have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company's business, financial condition and results of operations. Owens Corning a major fiberglass manufacturer, has developed and continues to develop products to meet the Company's processing and product requirements. Should this manufacturer not continue supplying the Company's quality and quantity needs, the Company would have to secure another supplier. Such event could have a material adverse effect on the Company's ability to supply customers and could reduce expected sales and increase the costs of manufacture. No assurances can be given that an alternative supplier could meet the Company's quality and quantity needs on satisfactory terms.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

         The Company believes that its patent estate and its know-how are important for the protection of its technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that such patents will provide substantial protection with respect to the Company's product, process or competitive position. In addition, certain proprietary information which is considered to be of substantial value is not covered by patents and, along with the Company's other intellectual property, is subject to misappropriation or obsolescence. In addition, the Company has granted certain immunities on its product patents to a potential competitor of the Company, AMP/AKZO. The Company also has granted HT the exclusive right to produce and market Compositech's laminates in Europe, the countries of the former Soviet Union and Turkey. HT has exited the laminates business and no longer pursues an active role therein. Pursuant to the existing license agreement with HT, the Company has the obligation to sell only through HT in such territories.

ENVIRONMENTAL COMPLIANCE

         The Company uses copper and chemicals in its manufacturing process and limited amounts of solvents for the sole purpose of cleaning its equipment. Although the Company believes that its facility complies in all material respects with existing environmental laws and regulations, there can be no assurance that violations will not occur. In the event of any future violations of environmental law and regulations, the Company could be held liable for damages and for the cost of remedial actions. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation.

CONTROL BY EXISTING STOCKHOLDERS

         As at December 31, 1996, officers, directors and other significant stockholders of the Company owned approximately 51% of the Company's Common Stock and voting preferred stock, including stock options and warrants exercisable within 60 days. It is expected that these stockholders will continue to control the management and policies of the Company, including, without limitation, the power to elect and remove a majority of directors of the Company and the power to approve any action requiring common stockholder approval. In addition, some of these officers, directors and other stockholders, in connection with certain outstanding loans, have a security interest in the Company's manufacturing equipment and all of the Company's patents and patent applications or in the Company's U.S. patents and patent applications.

CERTAIN RESTRICTIVE CHARTER AND BYLAW PROVISIONS

         The Company's Certificate of Incorporation and Bylaws empower the Board of Directors, without approval of the stockholders, to issue shares of preferred stock and to fix the rights and preferences thereof, and to prohibit stockholders of the Company from calling a special meeting unless requested by at least a majority of the outstanding voting shares. The certificate does not provide for cumulative voting for election of directors. In addition, the Bylaws of the Company provide that while the removal of a director or the entire board of directors, with or without cause, may be accomplished by the holders of the majority of shares entitled to vote, any director designated by HT may only so be removed for cause. These provisions could have the effect of deterring unsolicited takeovers or other business combinations or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for the securities over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company occupies approximately 33,000 square feet of leased office space and manufacturing facilities in Hauppauge, New York. The lease for such space has a five-year term expiring August 31, 2000, with an annual rent of $156,000 until August 31, 1998 and $168,000 for each of the two years thereafter, and with a renewal option for an additional five years.


ITEM 3.  LEGAL PROCEEDINGS

         No legal proceedings are currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.


ITEM 4A.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following chart lists the Company's current directors and executive officers.


NAME                                AGE    POSITION(S) WITH THE COMPANY
---------------                     ---    ------------------------------------
Jonas Medney                        68     Director, Chairman
Fred E. Klimpl                      62     Director, President and Secretary
Samuel S. Gross                     70     Director, Executive Vice President,
                                           Treasurer, and Assistant Secretary
Richard Lucier                      63     Vice President, Sales
Ralph W. Segalowitz                 38     Vice President, Engineering
Kenneth J. Varker                   64     Vice President, Technology
John F. Gahran (1) (2)              64     Director
Willard T. Jackson                  69     Director
Robert W. Middleton (2)             58     Director
Heinz-Gerd Reinkemeyer (1)          59     Director
James W. Taylor (1) (2)             78     Director
-----------

(1)      Member of Compensation Committee
(2)      Member of Audit Committee

MANAGEMENT AND DIRECTORS

         JONAS MEDNEY, Director, Chairman and Chief Executive Officer, has over 40 years of experience in the composites industry and has more than 43 U.S. patents. Mr. Medney has been a director and Chairman of the Company since its inception in 1984. He co-founded Lamtex Industries, a public company which was a pioneer in filament-wound composites, which was acquired by Koppers Company in 1963. He co-founded Fiberglass Resources Corporation, a manufacturer of filament wound epoxy pipes and conduits, with Mr. Klimpl. This company was acquired by Koch Industries in 1983. Mr. Medney is a graduate of the Massachusetts Institute of Technology (B.S. Mechanical Engineering).

         FRED E. KLIMPL, Director, President and Secretary, has over 35 years of experience in the composites industry and has over 18 U.S. patents. Mr. Klimpl has been a director, President and Secretary of the Company since its inception in 1984. He was co-inventor and a key manager in the development and marketing of the fiberglass underground gasoline tank program for Owens-Corning Fiberglas Corp. He was subsequently responsible for the start-up and marketing of a fiberglass pipe business for Ciba-Geigy Corporation. Mr. Klimpl is a graduate of Lowell University (B.S. Textile Engineering) and Stevens Institute of Technology (M.S. Industrial Management).

         SAMUEL S. GROSS, Director, Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer, is a certified public accountant and has been Executive Vice President and Treasurer of the Company since 1990. He had been a consultant to the Company and a director since 1987. He was previously a partner at Ernst
& Young LLP where he was responsible for the Fiberglass Resources

Corporation account. Mr. Gross was affiliated with Ernst & Young LLP and its predecessors for 39 years. He is a director and Secretary/Treasurer of the National Mental Health Association, Chairman of the Board of Directors of the Mental Health Association in New York State, Inc., and a director and former president of Long Island Transportation Management, Inc. Mr. Gross is a graduate of City College of New York (B.B.A.).

         RICHARD LUCIER, Vice President, Sales, has been with the Company since 1992. He was Corporate Accounts Manager with Polyclad Laminates, Inc. (Cookson Group) from 1989 to 1992 and Senior Vice President with Fortin-Westinghouse from 1980 to 1989. Prior to that time, he was employed at Honeywell, Raytheon and GTE. He is a graduate of Northeastern University (B.S. Mechanical Engineering).

         RALPH W. SEGALOWITZ, Vice President, Engineering, has been with the Company since 1990. From 1985 to 1990, he was with Robotic Vision Systems Inc., where his final position was as a project manager responsible for automated manufacturing systems. From 1981 to 1985, he was a product engineer with Databit, Inc., a manufacturer of data transmission equipment. He is a graduate of the State University of New York at Stony Brook (B.S. Mechanical Engineering and M.S. in Industrial Management).

         KENNETH J. VARKER, Vice President, Technology, has been with the Company since 1990. From 1987 to 1990, he was Director of Technology for the Multiwire Division of Kollmorgen Corporation. From 1955 to 1987, he was with IBM in various assignments, the latest being Senior Manager and Engineer responsible for development of an alternate manufacturing method for large multilayer circuit boards used in IBM mainframe computers. Mr. Varker has five U.S. patents in the multilayer or printed circuit board areas and has chaired or participated in several industry technical committees. He is a graduate of Lehigh University (B.S. Mechanical Engineering).

         BOARD OF DIRECTORS. The Board of Directors consists of Messrs. Medney, Klimpl and Gross and five outside directors: John F. Gahran, Willard T. Jackson, Robert W. Middleton, Heinz-Gerd Reinkemeyer and James W. Taylor.

         JOHN F. GAHRAN has been a director since 1985. He has been President of Gahran & Company, a consulting and management engineering company in Haddonfield, New Jersey, since 1976. Mr. Gahran had previously been President and General Manager of divisions of Macrodyne Industries Inc. and A & E Plastic Pak. Mr. Gahran is a graduate of the Massachusetts Institute of Technology (B.S. Mechanical Engineering) and Temple University (M.B.A.).

         WILLARD T. JACKSON, private investor, retired in 1988 as a partner of Brundage, Story and Rose, a New York investment counseling firm in which he became a partner in 1969. He has been a director since January 1988. Mr. Jackson is a graduate of Middlebury College (A.B.) and Columbia University (M.B.A.).
He is a trustee emeritus of Middlebury College.

         ROBERT W. MIDDLETON was elected as a director in March 1996 and has acted as an investment banker to the Company in its prior financings and with respect to the IPO. He has been Managing Director-Corporate Finance of Trautman Kramer & Company, Inc., an investment banking firm, since 1993. From 1985 to October 1993, Mr. Middleton was, successively, Director of Corporate Finance of Barclay Investments, Inc., and a Vice President at C.L. King & Associates, Inc. Prior to that time, he was associated with Fahnestock & Company from 1983 to 1985 and was a general partner from 1984-1985. From 1974 to 1983, Mr. Middleton held various positions with Burgess & Leith, Inc., including Senior Vice President and Director, while serving as Manager of the New York office. He attended Princeton University. Mr. Middleton is the designee of Trautman Kramer & Company, Inc. to the Board pursuant to the terms of a financing agreement.

         HEINZ-GERD REINKEMEYER has been a director since 1990. He had been Director of the Industrial Plastics Division of HT, a German manufacturer and subsidiary of the Rutgers Group, which is an affiliate of the Veba Group. Currently, he is a consultant for the Rutgers Group. Mr. Reinkemeyer has a degree in mechanical engineering and from 1961 he had been with Dynamit Nobel, a manufacturer of laminates, until it was acquired by HT in 1988. Mr. Reinkemeyer is the designee of HT to the Board.

         JAMES W. TAYLOR has been a director since 1987. He has been President of Reuter Manufacturing Inc. since 1992. He is a certified management consultant. He was a director from 1967 to 1973 and President from 1970 to 1973 of the international management consulting firm, Booz Allen & Hamilton. Mr. Taylor was President and a director of Bradford Trust from 1973 to 1975. He has served as a director of Insilco Corporation, Times Fiber Communications,
Inc., The Enterprise Companies,  Techalloy, Inc., Amphenol Inc. and
Knogo Corporation. He is a life trustee of Carnegie Mellon University. He was a trustee of Beaver College and was a vice president and director of the Association of Consulting Management Engineers and of the Institute of Management Consultants. He holds a B.S. from Carnegie Mellon University.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In July 1996, the Company completed an initial public offering ("IPO") of 2,415,000 shares of Common Stock and 2,415,000 Redeemable Common Stock Warrants (the "Redeemable Warrants"). Prior to the IPO, there was no public market for the Company's Common Stock. The Company's Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCapSM Market under the symbols "CTEK" and "CTEKW", respectively.

         The following sets forth the range of the high and low bid prices for the Common Stock for third and fourth quarters of 1996, as reported on the Nasdaq SmallCap Market.

                                                    1996
                                                    ----
                                              High         Low
                                             -----        -----
                  Third quarter              8 1/8        5 1/2
                  Fourth quarter             6 1/2        5 1/4

         There were approximately 85 holders of record of shares of Common Stock as of March 14, 1997.

         The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

         On April 1, 1996, the Company sold 152,000 shares of Common Stock, as adjusted, to an institutional investor. The shares were sold in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. The aggregate consideration was $760,000 and commissions were $30,400 in cash and 6,080 shares of Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

OVERVIEW

         The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, designed and assembled an initial production module to produce 36" x 48" laminates, designed and is in the process of assembling and debugging additional production modules necessary to achieve commercial levels of production.

         During 1995 and 1996, the Company produced and sold its laminates in limited quantities for qualification and use in production by its customers. The quantities produced have been limited because of working capital and production constraints. Through December 31, 1996, the Company has been in the development stage because it has not earned significant revenues from its planned principal operations. Based on the level of production and sales anticipated for 1997, the Company believes it is no longer in the development stage.

         On July 9, 1996, the Company received net proceeds of approximately $9.9 million from its IPO. Approximately $4.3 million was used to reduce debt substantially and pay accrued interest. The Company is using the remaining proceeds to add production modules to its existing equipment and for working capital.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1996 AND 1995

         Sales of laminates increased to $327,411 in 1996 from $90,788 in 1995. The increase resulted from additional orders of laminates by customers, but was limited by the Company's working capital (in the period before the IPO) and production constraints. In addition, the 1995 period included more debugging of equipment and more intensive establishment of specifications for the Company's manufacturing process.

         Research and development expense decreased to $152,870 in 1996 from $2,405,955 in 1995. The decrease was due to the change in the focus of the Company's activities from research and development to commercial production.

         Manufacturing expenses were $2,525,619 in the year ended December 31, 1996. There were no manufacturing expenses in the 1995 period. This was due to the transition of the Company's activities from research and development to commercial production. The increases in manufacturing expenses in 1996 compared with research and development expenses in 1995 were due to added personnel, purchases of materials, overhead and other expenses related to commercial production.

         Selling, general and administrative expenses increased to $1,274,476 in 1996 from $800,284 in 1995. Legal and consulting fees increased by approximately $126,000 due principally to increased activity relative to being a public company. Patent expense increased by approximately $32,000 due principally to increased activity in the further development of the Company's international patent estate. Other increases were in personnel, recruiting and travel costs as the Company increased its administrative staffing, sales development and international activities, including approximately $64,000 related to a proposed project in Canada.

       Interest income increased to $154,027 in 1996 from $32,300 in 1995 due to interest income on the Company's cash and short-term investment balances, principally following the IPO in July 1996.

         Interest and amortization of debt expense increased to $497,377 for 1996 from $346,783 for 1995. The increase was due principally to an increase in the amortization of debt expense of approximately $76,000 as well as the borrowing costs associated with the 10% Secured Notes of 1995 and 1996 which were substantially repaid in July 1996 with the proceeds of the IPO. The write off of deferred private placement fees and expenses in 1996 of $227,657 resulted from the repayment of the debt before its due date.

         Following the development of a new method for a portion of its production process, the Company made a provision of $348,309 for loss on disposal of production equipment that ceased operation in November 1996 or will no longer be used after February 1997, including $119,976 applicable to construction in progress.

         The foregoing resulted in the Company having a net loss of $4,534,195 for 1996 compared with $3,352,244 for 1995. The increased loss was principally the result of the amortization and write-off of deferred placement expenses, loss on disposal of production equipment and greater expenses incurred in preparation for anticipated increases in manufacturing and sales volume.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1995 AND 1994

         The Company had income from a patent immunity agreement with AMP/AKZO of $5,013,000 in 1994 which did not recur in 1995. This income resulted from an agreement with AMP/AKZO, which, at the time, were operating a joint venture which was developing its own process to make a laminate similar to the one covered by one of the Company's product patents. Income of this nature is unlikely to recur.

         Sales of laminates increased to $90,788 in 1995 from $21,613 in 1994. This increase resulted from additional orders of laminates by customers, but was limited by the Company's working capital and production constraints. As mentioned above, the production equipment was designed and assembled by the Company and had to be debugged and specifications established for its use as part of the Company's development program thus limiting time available for production.

         Research and development expenses increased to $2,405,955 in 1995 from $1,867,954 in 1994. The increase was due principally to the need for increased payroll costs and material purchases related to developing specifications for laminates made on the Company's first module of production equipment. This equipment module was first put into production in late 1994 for the purpose of making modifications to the production processes constituting the module and reformulating the laminates produced by the module.

         Selling, general and administrative expenses did not materially differ between 1995 and 1994.

         Interest and debt expense increased to $346,783 in 1995 from $196,071 in 1994 due principally to increased borrowing under 10% Secured Notes to support the Company's development program.

         The foregoing resulted in the Company having a net loss of $3,352,244 in 1995 compared with net income of $1,995,795 in 1994. The principal cause of the difference was the income from the aforementioned patent immunity agreement of $5,013,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its IPO, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company.

         At December 31, 1996, the Company had cash and short-term investments of approximately $3,058,000, of which approximately $1,100,000 was required for the completion and installation of production equipment. The balance of funds is available for current operations (which require approximately $350,000 a month based upon current production rates). As the Company increases its production rates, it will have increased operating cash requirements through at least the third quarter of 1997, before the effects of expanded production capacity are realized. Significant revenues from the sale of laminates are anticipated to commence in 1997. Thus the Company expects to achieve a positive cash flow during 1997. Such expectation is based on important assumptions regarding a number of factors and future events, some of which are beyond the Company's control. See Item 1. "Description of Business-Important Factors Regarding Future Results." There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. In addition, in order to provide funds for additional working capital and the purchase of additional production equipment, the Company is negotiating a private placement of $5 million. Beyond 1997, the Company plans to obtain additional financing for further expansion from the exercise of the warrants issued as part of the IPO or commercial financing sources.

         The Company has been a development stage enterprise and has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. While the Company expects significant operating losses and negative cash flow to continue into 1997, the Company anticipates achieving significant revenues so as to conclude its development stage in 1997. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations.

         On March 29, 1996, the Company signed a Memorandum of Understanding with three Quebec institutional investors, providing for the initiation of certain studies and procedures which may lead to an investment in the Company for the purpose of forming a joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. On February 6, 1997, the parties agreed in principle to an investment in the Company and to form the joint venture. See Item 1. "Description of Business Compositech Strategy."

         The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes except for the alternative minimum tax in 1994. As of December 31, 1996, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of approximately $18,900,000 and $940,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2003. The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses in situations where there is a change in ownership, as defined, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The limitation is computed based upon the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt borrowing rate. The common stock issuance in the IPO combined with the other stock issuances completed by the Company during the past three years have initiated a change in ownership as defined in the IRC. Accordingly, the Company is currently subject to an annual limitation of NOL carryforwards of approximately $1,170,000. Additionally, because there is a limit on the time during which NOL carryforwards and tax credits may be applied against future taxable income, the Company may not be able to take full advantage of these attributes when the Company generates taxable income.

1996 COMPARED WITH 1995

         Net cash and temporary investments used in operating activities increased to $3,462,491 for 1996 from $2,391,691 for 1995. The principal reason for the difference was the increased activity in 1996 referred to above mitigated by increases in accounts payable, the effect of the amortization of debt financing costs and the provision for disposal of property and equipment.

         Net cash and cash equivalents used in investing activities for capital expenditures and advance payments for equipment increased to $2,603,677 for 1996 from $184,934 for 1995. The increase resulted from design, engineering and construction of additional production modules as part of the expansion program and the upgrading of existing equipment. In 1996, $2,384,700 was used in investing activities for short-term investments representing purchases of $5,305,789 from proceeds of the IPO less redemptions of $2,921,089 for current needs.

         Cash flows from financing activities increased to $8,198,104 for 1996 from $3,248,927 for 1995. The principal financing activities in the 1996 period were (i) the receipt of net proceeds from the issuance of common stock in the IPO of $9,920,071 and in private placements of $1,488,059, (ii) the collection of $750,000 of notes receivable received in connection with the 10% Secured Note financing in 1995, (iii) the receipt of net proceeds from the issuance of additional 10% Secured Notes of $145,687 and (iv) the payment of notes payable of $4,137,500, of which $4,055,000 was from the proceeds of the IPO. The only financing activity in the 1995 period was the private placement of 10% Secured Notes which netted $2,604,800.

1995 COMPARED WITH 1994

         Net cash and cash equivalents used in operating activities increased to $2,391,691 in 1995 from $54,222 in 1994. The principal reason for the difference was that 1994 reflected the receipt of $2 million in cash under the patent immunity agreement.

         Net cash and cash equivalents used in investment activities representing capital expenditures for equipment decreased to $184,934 in 1995 from $1,223,870 in 1994. The principal reason for the decrease was that 1994 included the acquisition of the Company's first production module for producing 36" x 48" laminates.

         Cash flows from financing activities increased to $3,248,927 in 1995 from $252,419 in 1994. The principal financing activity in 1995 was the private placements of the 10% Secured Notes which netted $3,349,243, after deducting $750,000 which was paid for with notes receivable. The principal financing activities in 1994 were the private placement of Series A Convertible Preferred Stock which netted $1,062,264 and the repayment of debt of $850,000, including $750,000 of bank debt which had been guaranteed by HT.


ITEM 7.  FINANCIAL STATEMENTS

         The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements exist between the Company and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


ITEM 10.  EXECUTIVE COMPENSATION


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as noted in the following paragraph, the information required by Items 9, 10, 11 and 12 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1996 in connection with the Company's 1996 Annual Meeting of Stockholders, and such information is incorporated by reference into Part III of this Form 10-KSB.

         The information called for by Item 9 with respect to Executive Officers of the issuer appears as Item 4A under Part I of this Report.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8K

         (a) Exhibits:

Exhibit                               Exhibit                               Note
Number                                                                    Number
--------------------------------------------------------------------------------
    3.1    Restated Certificate of Incorporation of the Registrant.          (1)
    3.3    By-Laws, As Amended, of the Registrant.                           (2)
    4.1    Specimen Common Stock Certificate.                                (2)
    4.2    Specimen Warrant Certificate.                                     (2)
    4.3    Representative's Unit Purchase Option dated as of July 9, 1996.   (2)
    4.4    Warrant  Agreement dated as of July 9, 1996 between
           Compositech Ltd. and Continental Stock Transfer & Trust Company.  (2)
    4.5    Form of 10% Secured Note.                                         (2)
    4.5.1  Security Agreement dated August 3, 1995 among the Registrant
           and certain secured parties.                                      (2)
    4.6    Form of Secured Note.                                             (2)
    4.6.1  Security and Intercreditor  Agreement dated as of
           October 30, 1992 among the Registrant and certain secured
           parties covering listed patent collateral.                        (2)
    4.7    Notes issued by the Registrant  between May 28, 1992 and
           February 16,  1993 in the aggregate amount of $550,000 payable
           to Willard Jackson.                                               (2)
    4.8    Agreements  between the  Registrant and certain  officers, directors and  stockholder/creditors to defer maturity of
           Secured Notes, 10% Secured Notes, and certain other notes.        (2)
    4.9    Agreements  between the  Registrant and certain  officers, directors and  stockholder/creditors  to defer maturity of
           Secured Notes, 10% Secured Notes, and certain other notes.        (1)
   10.1    Lease Agreement dated August 29, 1990 between Compositech and
           Ricefield Number Six.                                             (2)
   10.1.1  First Amendment of Lease dated June 30, 1995 between the
           Registrant and Ricefield Number Six.                              (2)
   10.2    Confidentiality Agreement dated October 15, 1989 between
           Compositech and HT Troplast AG.                                   (2)
   10.3    Patent Immunity  Agreement dated March 15, 1994, among the
           Registrant and AKZO Electronic  Products B.V. and
           AMP Incorporated.                                                 (2)
   10.4    Stock Purchase Agreement dated as of June 22, 1990, between the
           Registrant and HT Troplast AG.                                    (2)
   10.4.1  Amendment  No. 1 to Stock Purchase  Agreement dated
           June 22, 1990 between the Registrant and HT Troplast AG
           (Amendment No. 1 dated January 10, 1996).                         (2)
   10.5    Technical Cooperation Agreement between the Registrant and
           HT Troplast AG dated as of June 22, 1990.                         (2)
   10.6    License Agreement between the Registrant and HT Troplast AG
           dated as of June 22, 1990.                                        (2)
   10.6.1  Amendment to the License Agreement dated May 18, 1994 between
           the Registrant and HT Troplast AG.                                (2)
   10.7    Form of Subscription Agreement for Common Stock issued on
           June 10, 1991.                                                    (2)
   10.8    Consent to the transfer of rights of Huls Troisdorf AG in
           respect of the Registrant to Mora Beteiligungs AG
           (now HT Troplast AG) dated February 4, 1994.                      (2)
   10.8.1  Acknowledgment of assumption of obligations of Huls Troisdorf AG in respect of the Registrant by HT Troplast AG dated
           August 19, 1994.                                                  (2)
   10.9    Form of Subscription Agreement for Common Stock issued on
           February 24, 1992 and March 12, 1992.                             (2)
   10.10   Form of Warrants issued on May 28, 1992.                          (2)
   10.11   Form of Warrants issued on November 16, 1993.                     (2)
   10.12   Form of Subscription Agreement for Series A Convertible
           Preferred Stock issued in 1994.                                   (2)
   10.13   Placement Agreement dated April 27, 1995 between the Registrant
           and Trautman Kramer & Company, Inc.                               (2)

   10.13.1 Amendment No. 1 to Placement Agreement dated October 31, 1995
           between the Registrant and Trautman Kramer & Co., Inc.            (2)
   10.13.2 Amendment No. 2 to Placement Agreement dated  January 2, 1996
           between the Registrant and Trautman Kramer & Co., Inc.            (2)
   10.14   Form of Warrants issued or amended between August 3, 1995 and
           March 12, 1996.                                                   (2)
   10.15   Form of Subscription Agreement for Common Stock issued on
           March 12, 1996.                                                   (2)
   10.16   Memorandum of Understanding among the Registrant, Fonds de solidarite des travailleurs du Quebec, Societe generale de financement Quebec and Societe Innovatech du Grand Montreal,
           dated as of March 29, 1996.                                       (2)
   10.17   Common Stock Purchase Agreement between the Registrant and
           Win Win Venture  Capital  Corporation dated as of April 1, 1996.  (2)
   10.18   Agreements to defer salary between the Registrant and certain
           employees of the Registrant.                                      (2)
   10.19   Form of 18-month lock-up agreement.                               (2)
   10.20   Form of 24-month lock-up agreement.                               (2)
  *10.21   Nonqualified Stock Option Plan dated April 12, 1988.              (2)
  *10.22   Stock Award Plan.                                                 (2)
  *10.23   Employment Agreement dated as of January 1, 1996 between the
           Registrant and Samuel S. Gross.                                   (2)
  *10.24   Employment Agreement dated as of January 1, 1996 between the
           Registrant and Fred E. Klimpl.                                    (2)
  *10.25   Employment Agreement dated as of January 1, 1996 between the
           Registrant and Jonas Medney.                                      (2)
  *10.26   Common Stock Purchase Agreement between the Registrant and
           Win Win Venture  Capital  Corporation dated as of June 26, 1996.  (2)
   11.1    Statement re: computation of loss per common share.               (1)

           -----------
           * Management contract, compensatory plan or arrangement.
           (1) Filed herewith.
           (2) Incorporated by reference to a previously filed Exhibit to the Company's Registration Statement on Form SB-2, Reg. No. 333-3564-NY.

        (b) Form 8-K Reports:

        No current report on Form 8-K was filed by the Company during the fourth quarter of 1996.

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPOSITECH LTD.

Date:  March 31, 1997                By:     /S/ Jonas Medney
                                        ------------------------------
                                        Jonas Medney
                                        Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /S/ Jonas Medney                                March 31, 1997
------------------------------------------
Jonas Medney
Chairman of the Board; Director
(Principal Executive Officer)


         /S/ Fred E. Klimpl                              March 31, 1997
------------------------------------------
Fred E. Klimpl
President, Secretary and Director


         /S/ Samuel S. Gross                             March 31, 1997
------------------------------------------
Samuel S. Gross
Executive Vice President, Treasurer,
Assistant Secretary and Director
(Principal Financial and Accounting Officer)


         /S/ John F. Gahran                              March 31, 1997
------------------------------------------
John F. Gahran, Director


         /S/ Willard T. Jackson                          March 31, 1997
------------------------------------------
Willard T. Jackson, Director


         /S/ Heinz-Gerd Reinkemeyer                      March 31, 1997
------------------------------------------
Heinz-Gerd Reinkemeyer, Director


         /S/ James W. Taylor                             March 31, 1997
------------------------------------------
James W. Taylor, Director


         /S/ Robert W. Middleton                         March 31, 1997
------------------------------------------
Robert W. Middleton, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Pages

Report of Independent Auditors................................................F2

Balance Sheets as of December 31, 1995 and 1996...............................F3

Statements of Operations for the years ended December 31, 1995 and 1996, and cumulative from June 13, 1984
  (date of inception) through December 31, 1996...............................F4

Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1995 and 1996, and period from
  June 13, 1984 (date of inception) through December 31, 1996.................F5

Statements of Cash Flows for the years ended December 31, 1995 and
  1996, and cumulative from June 13, 1984 (date of inception) through
  December 31, 1996...........................................................F7

Notes to Financial Statements.................................................F8

                                       F1

                         Report of Independent Auditors

The Board of Directors and Stockholders
Compositech Ltd.

We have audited the accompanying balance sheets of Compositech Ltd. (a development stage company) (the "Company") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts from June 13, 1984 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compositech Ltd. (a development stage company) at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended and the cumulative amounts from June 13, 1984 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's existing working capital is insufficient to cover continuing operating expenses and expenditures for additional production equipment. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            (s)   Ernst & Young LLP

Melville, New York
January 22, 1997

                                       F2

                                                       COMPOSITECH LTD.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                        BALANCE SHEETS

                                                                                     DECEMBER 31             DECEMBER 31
                                                                                            1995                    1996
                                                                                    ------------            ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                           $925,848                $673,084
    Short-term investments                                                                                     2,384,700
    Notes receivable and accrued interest                                                762,500
    Inventories                                                                          127,302                 217,974
    Accounts receivable trade - net                                                       25,866                  66,293
    Prepaid expenses and other                                                            75,587                  66,880
                                                                                    ------------            ------------
        Total current assets                                                           1,917,103               3,408,931

Property and equipment at cost - net                                                   2,055,772               3,866,140
Advance payments on construction-in-progress                                                                     114,712
Deferred private placement fees and expenses,
    net of accumulated amortization of $ 66,516 (1995)                                   321,676
Other assets and deferred charges, net of accumulated amortization
    of $ 19,955 (1995) and $ 75,770 (1996)                                                78,096                  58,087
                                                                                    ------------            ------------
Total assets                                                                          $4,372,647              $7,447,870
                                                                                    ============            ============


LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable                                                                    $218,076                $691,763
    Deferred salaries - $ 495,481 (1995) and $ 539,904 (1996)
        to officers/stockholders                                                         865,648                 715,728
    Accrued interest - $ 84,687 (1995) and all (1996) to stockholders                    188,039                  61,816
    Other accrued liabilities                                                            275,245                 227,889
    Current maturities of  long-term debt - $112,500 (1995) and all (1996)
        to stockholders                                                                  182,500                 100,000
                                                                                    ------------            ------------
            Total current liabilities                                                  1,729,508               1,797,196

Long-term debt - $ 1,100,000 (1995) and all (1996) to stockholders                     5,350,000               1,495,000

Capital lease obligations                                                                 30,946                  19,336
Other liabilities                                                                         37,500                  37,500
Commitments

Stockholders'  equity (deficiency):
    Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding (1996)
    Series A convertible preferred stock, par value $3.00 per share;
        authorized shares - 714,161, issued and outstanding shares -
        714,161 (1995) and 684,161 (1996)"                                            2,142,483                2,052,483
    Convertible preferred stock, par value $5.00 per share;
        authorized shares - 433,500, issued and outstanding shares -
        433,500  (1995)                                                               2,167,500
    Common stock, par value $.01 per share; authorized shares - 25,000,000,
        issued and outstanding shares - 3,014,189 (1995) and 6,118,939 (1996)            30,142                   61,189
    Additional paid-in capital                                                        8,924,140               22,558,933
                                                                                    ------------            ------------
    Deficit accumulated during the development stage                                (16,039,572)             (20,573,767)
                                                                                    ------------            ------------
        Total stockholders' equity  (deficiency)                                     (2,775,307)               4,098,838
                                                                                    ------------            ------------
Total liabilities and stockholders' equity  (deficiency)                             $4,372,647               $7,447,870
                                                                                    ============            ============

See accompanying notes.

                                       F3

                                                       COMPOSITECH LTD.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF OPERATIONS


                                                                                                               Cumulative from
                                                                                                                June 13, 1984
                                                                                   Year ended                (date of inception)
                                                                                   December 31                     through
                                                                           ---------------------------           December 31,
                                                                               1995           1996                  1996
                                                                           -------------  ------------       -------------------

Revenues:
    Income from patent immunity agreement                                                                             $5,012,515
    Sales                                                                        $90,788      $327,411                   462,582
                                                                           -------------  ------------       -------------------
       Total revenues                                                             90,788       327,411                 5,475,097

Costs and expenses:
    Research and development                                                   2,405,955       152,870                14,954,141
    Manufacturing expenses                                                                   2,525,619                 2,525,619
    Selling, general and administrative                                          800,284     1,274,476                 7,206,284
                                                                           -------------  ------------       -------------------

Total operating expenses                                                       3,206,239     3,952,965                24,686,044
                                                                           -------------  ------------       -------------------

(Loss) from operations                                                        (3,115,451)   (3,625,554)              (19,210,947)

Other income (expenses):
    Interest income                                                               32,300       154,027                   726,835
    Interest and amortization of debt expense
        (net of interest capitalized of $ 21,000 (1995),
        $ 27,000 (1996) and $ 147,000 (cumulative) )                            (346,783)     (497,377)               (1,450,398)
    Write off of deferred private placement fees and expenses                                 (227,657)                 (227,657)
    Loss on disposal of property and equipment                                                (348,309)                 (348,309)
    Other                                                                         77,690        10,675                    36,709
                                                                           -------------  ------------       -------------------
                                                                                (236,793)     (908,641)               (1,262,820)

( Loss ) before provision  for income taxes                                   (3,352,244)   (4,534,195)              (20,473,767)
Provision for income taxes                                                                                               100,000
                                                                           -------------  ------------       -------------------
Net (loss)                                                                   ($3,352,244)  ($4,534,195)             ($20,573,767)
                                                                           =============  ============       ===================
Net (loss) per share                                                              ($0.85)       ($0.83)                   ($6.26)
                                                                           =============  ============       ===================

Shares used in computing net (loss) per share                                  3,956,165     5,491,737                 3,287,341

See accompanying notes.


                                       F4

                                                       COMPOSITECH LTD.
                                                (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                Years ended December 31, 1995 and 1996 and the period from
                                June 13, 1984 (date of inception) through December 31, 1996


                                                                                                          DEFICIT
                                  SERIES A CONVERTIBLE     CONVERTIBLE                                   ACCUMULATED       TOTAL
                                    PREFERRED STOCK      PREFERRED STOCK    COMMON STOCK     ADDITIONAL  DURING THE   STOCKHOLDER'S
                                  --------------------   ---------------   ---------------    PAID-IN    DEVELOPMENT     EQUITY
                                    SHARES   AMOUNT      SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      STAGE       (DEFICIENCY)
                                  -------------------------------------------------------------------------------------------------
Common stock issued on
  October 30, 1984 in
  connection with organization
  of Company for $200 per share
  ($.0078 per share restated for
  25,778 for 1 stock exchange
  on January 29, 1988)                                                         75  $15,000                                  $15,000
Contribution to capital on
  January 29, 1988 of amounts
  due to stockholders ($221,461)
  and recording of a 25,778 for 1
  stock exchange                                                        1,933,261    4,333    $217,128                      221,461
Net proceeds from issuance from
  January 29, 1988 through
  April 1988 of 249,916 shares
  of common stock for $7.50 per
  share in connection with a
  private placement, net of
  related costs of $118,111                                               244,919    2,449   1,716,318                    1,718,767
Net proceeds from issuance on
  March 3, 1989 and June 2, 1989
  of 433,500 shares of convertible
  preferred stock for $5.00 per
  share through a private placement,
  net of related costs of $267,379                     433,500 $2,167,500                     (267,279)                   1,900,121
Proceeds from the exercise of a
  stock option for 1,500 shares
  of common stock at $7.50 per
  share on March 31, 1989                                                   1,500       15      11,235                       11,250
Net proceeds from issuance on
  June 22, 1990 of 798,834
  shares of common stock for
  $7.52 per share plus know-how
  and services to be received,
  through a private placement,
  net of related costs of $280,277                                        798,834    7,989   5,711,734                    5,719,723
Services received from stockholder
  in connection with above issuance                                                            872,000                      872,000
Net proceeds from issuance on
  February 19, 1991 and June 10,
  1991 of 18,000 shares of common
  stock for $17.00 per share
  through a private placement,
  net of related costs
  of $24,162                                                               18,000      180     281,658                      281,838
Net proceeds from issuance on
  February 24, 1992 and March
  13, 1992 of 16,000 shares
  of common stock for
  $20.00 per share through
  a private placement, net of
  related costs of $2,648
  in cash and 1,600 shares
  of common stock                                                          17,600      176     317,176                      317,352
Net proceeds from issuance from
  July 29, 1994 through November
  3, 1994 of 714,161 shares of
  Series A convertible preferred
  stock for $3.00 per share
  through a private
  placement, net of related costs
  of $35,730                      714,161  2,142,483                                           (35,730)                   2,106,753
Net (loss) for the period from
  June 13, 1984 (inception) to
  December 31, 1994                                                                                      (12,687,328)   (12,687,328)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1994      714,161  2,142,483   433,500  2,167,500 3,014,189  30,142  8,824,140   (12,687,328)       476,937


                                       F5

                                                       COMPOSITECH LTD.
                                                (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                Years ended December 31, 1995 and 1996 and the period from
                                June 13, 1984 (date of inception) through December 31, 1996


                                                                                                          DEFICIT
                                  SERIES A CONVERTIBLE     CONVERTIBLE                                   ACCUMULATED       TOTAL
                                    PREFERRED STOCK      PREFERRED STOCK    COMMON STOCK     ADDITIONAL  DURING THE   STOCKHOLDER'S
                                  --------------------   ---------------   ---------------    PAID-IN    DEVELOPMENT     EQUITY
                                    SHARES   AMOUNT     SHARES    AMOUNT   SHARES    AMOUNT   CAPITAL      STAGE       (DEFICIENCY)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1994
  (carried forward)               714,161  2,142,483   433,500  2,167,500 3,014,189  30,142   8,824,140  ($12,687,328)      476,937

Services received from
  stockholder in connection
  with prior issuance of stock                                                                  100,000                     100,000
Net (loss) for the year ended
  December 31, 1995                                                                                       (3,352,244)    (3,352,244)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1995      714,161  2,142,483   433,500  2,167,500 3,014,189  30,142   8,924,140  (16,039,572)    (2,775,307)
Net proceeds from issuance on
  March 12, 1996 of 250,000
  shares of common stock for
  $2.50 per share through a
  private placement, net of
  related costs of $91,407                                                  250,000   2,500     531,093                     533,593
Net proceeds from issuance on
  April 1, 1996 and June 26, 1996
  of 200,000 shares of common
  stock for $5.00 per share
  through a private placement,
  net of related costs of $45,534
  in cash and 8,000 shares of
  common stock                                                              208,000   2,080     952,386                     954,466
Net proceeds from issuance on
  July 9, 1996 of 2,415,000
  shares of common stock for $5.00
  per share through an initial
  public offering, net of related
  costs of $2,154,929                                                     2,415,000  24,415   9,895,921                   9,920,071
Net proceeds from issuance on
  July 9, 1996 of 210,000 Unit
  Purchase Options for $0.001
  per option                                                                                        210                         210
Conversion of Convertible Preferred
  Stock to common stock on
  July 9, 1996 as a result of the
  initial public offering                             (422,500)(2,167,500)  216,750   2,167   2,165,333
Conversion of Series A Convertible
  Preferred Stock to common stock
  in October 1996                 (30,000)   (90,000)                        15,000     150      89,850
Net (loss) for the year ended
  December 31, 1996                                                                                       (4,534,195)    (4,534,195)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1994      684,161 $2,052,483        --         -- 6,118,939 $61,189  $22,558,933 (20,573,767)    $4,098,838
                                  =================================================================================================

See accompanying notes.


                                       F6

                                                                                                                   Cumulative from
                                                                                                                    June 13, 1984
                                                                                     Year Ended                  (date of inception)
                                                                                    December 31,                       through
                                                                           ---------------   -------------           December 31
                                                                                1995              1996                  1996
                                                                           ---------------   -------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                     ($3,352,244)    ($4,534,195)          (20,573,767)
Adjustments to reconcile net (loss) to net cash and
    cash equivalents used in operating activities:
        Depreciation and amortization, including capital leases                    275,028         324,288             2,148,465
        Stockholder services credited to additional paid-in-capital                100,000                               972,000
        Loss on disposal of property and equipment                                                 348,309               874,021
        Private placement fee and expenses                                                                                86,046
        Write off and amortization of debt financing costs                          77,342         380,734               549,267
        Non-recourse notes applied to patent immunity agreement                                                       (3,012,515)
        Changes in operating assets and liabilities:
            Accrued interest on notes receivable                                   (12,500)         12,500
            Inventories                                                            (87,707)        (84,672)             (211,974)
            Accounts receivable - trade                                            (22,213)        (40,427)              (66,293)
            Prepaid expenses and other                                             (15,919)          8,707               (66,880)
            Other assets                                                              (810)        (35,806)              (58,807)
            Accounts payable                                                       (41,643)        473,687               691,763
            Deferred salaries                                                      426,479        (149,920)              715,728
            Accrued interest                                                       175,339        (126,223)               61,816
            Other accrued liabilities                                              187,157         (39,473)              220,437
            Income taxes payable                                                  (100,000)
                                                                           ---------------   -------------       -------------------
                Net cash and cash equivalents  used in operating activities     (2,391,691)     (3,462,491)          (17,669,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - net                                          (184,934)     (2,488,965)           (6,775,110)
Advance payments on construction-in-progress                                                      (114,712)             (114,712)
Short term investments :
    Purchases                                                                                   (5,305,789)           (5,305,789)
    Maturities                                                                                   2,921,089             2,921,089
                                                                           ---------------   -------------       -------------------
        Net cash and cash equivalents used in investing activities                (184,934)     (4,988,377)           (9,274,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                         (51,070)     11,459,410            19,451,770
Net proceeds from notes payable                                                  4,099,243         145,687             7,603,233
Increase in notes receivable                                                      (750,000)                             (750,000)
Payment received on notes receivable                                                               750,000               750,000
Payment of notes payable                                                           (25,000)     (4,137,500)           (5,512,500)
Proceeds from non-recourse notes plus interest                                                                         3,012,515
Net proceeds from issuance of Series A convertible preferred stock                                                     1,062,264
Net proceeds from issuance of convertible preferred stock                                                              1,920,620
Contribution to capital from stockholders                                                                                221,461
Payment of capital lease obligations                                               (24,246)       (19,493)               (87,738)
Private placement expenses - terminated financing                                                                        (54,046)
                                                                           ---------------   -------------       -------------------
    Net cash and cash equivalents provided by financing activities               3,248,927      8,198,104             27,617,579
                                                                           ---------------   -------------       -------------------
    Increase in cash and cash equivalents                                          672,302       (252,764)               673,084
    Cash and cash equivalents at beginning of period                               253,546        925,848
                                                                           ---------------   -------------       -------------------
    Cash and cash equivalents at end of period                                    $925,848       $673,084               $673,084
                                                                           ---------------   -------------       -------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash financing activities:
    Capital lease obligations for property and equipment acquisitions              $29,440                              $120,770
                                                                           ===============                       ===================
Cash paid for:
    Interest                                                                      $115,102       $477,240               $981,173
                                                                           ===============   =============       ===================

    Income taxes                                                                  $100,000                              $100,000
                                                                           ===============                       ===================

See accompanying notes.


                                       F7

                                COMPOSITECH LTD.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1996


1.   ORGANIZATION AND BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Compositech Ltd. (the "Company") was incorporated in the State of New York on June 13, 1984. The Company was merged into a newly formed Delaware corporation on January 29, 1988. Activities during the development stage have included organizing the Company, developing an advanced laminate for printed circuit boards for the electronics industry, designing and purchasing prototype and production equipment and producing and selling the laminates in limited quantities for qualification and use by customers. In 1994, the Company started production on its newly installed larger scale production equipment and began shipments of laminates to customers from such equipment in limited quantities which continued through December 31, 1996. Significant revenues from the sales of laminates are anticipated to commence in 1997. Thus, it is expected that the development stage will be concluded during 1997.

The Company requires additional funding from financing or other sources to cover operating expenses and planned expenditures for additional production equipment until sufficient revenues are generated to cover such expenses. Management has plans to obtain additional funding (see Note 13). The foregoing conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The board of directors authorized and the stockholders approved a one-for-two reverse split of the outstanding common stock effective June 26, 1996. Effect has been given to this reverse split as if it occurred on June 13, 1984 (date of inception). All common share, option and warrant data has been restated to reflect the reverse split.


SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less.

INVESTMENTS

The Company determines the appropriate classification of securities at the time of acquisition and reevaluates such designation as of each balance sheet date. At December 31, 1996, all of the Company's investments, consisting of short-

                                       F8
term U.S. Government securities, with original maturities of more than 90 days are classified as held to maturity and are valued at amortized cost.

INVENTORIES

Inventories include raw materials, finished goods and inventories of spare parts. Raw materials and finished goods inventories are stated at the lower of cost or market based on the first-in, first-out method. Inventories of spare parts are stated at the lower of cost or market based on specific item cost.

PATENTS

As a result of the Company's development program, the Company has received and applied for a number of patents in the U.S. and internationally. Such patent rights are of significant importance to the Company to protect products, processes and equipment developed. Costs in connection with patents have been expensed as incurred.

DEPRECIATION AND AMORTIZATION

Equipment, furniture and fixtures are being depreciated on the straight-line method over the estimated useful lives of the related assets which range from five to ten years. Leasehold improvements are being amortized over the lesser of their useful lives or the remaining term of the lease.

DEFERRED PRIVATE PLACEMENT FEES AND EXPENSES (1995)

Deferred private placement fees and expenses relate to the 10% Secured Notes (see Note 3). Amortization of the costs associated with the notes was provided over the stated life of the notes ranging from 17 to 27 months. The notes were repaid out of the proceeds of the initial public offering ("IPO") in July 1996 at which time the unamortized balance of the costs were written off.

(LOSS) PER SHARE

Loss per share is based on the weighted average number of shares of common stock outstanding assuming the conversion of the Series A convertible preferred stock into common stock. However, in accordance with Staff Accounting Bulletin Number 83 of the Securities and Exchange Commission, the common stock equivalents that were issued during the 12 months preceding the IPO at prices below the estimated IPO price have been included in the Company's income (loss) per share computation using the treasury stock method and the estimated IPO price, and treated as if they had been issued at the Company's inception even though they were antidilutive in the period with losses. All other common stock equivalents were antidilutive. Loss per share for the year ended December 31, 1996 would have been ($0.79) had the IPO and the payment of the 10% Secured Notes with part of the proceeds thereof occurred on January 1, 1996.

                                       F9

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENT

In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such adoption had no effect on the accompanying financial statements.

2.  PROPERTY AND EQUIPMENT
                                                        December 31
                                           -------------------------------------
                                                  1995                1996
                                           -----------------   -----------------
     Production equipment                         $2,070,202          $1,951,173
     Laboratory equipment                            135,045             138,702
     Furniture, fixtures and equipment               270,657             353,624
     Leasehold improvements                          210,275             243,544
     Construction-in-progress                         53,994           2,086,973
     Equipment under capital leases                  120,770             120,770
                                           -----------------   -----------------
                                                   2,860,943           4,894,786
     Less accumulated depreciation
     and amortization                                805,171           1,028,646
                                           -----------------   -----------------
                                                  $2,055,772          $3,866,140
                                           =================   =================


                                       F10

3.  LONG-TERM DEBT

                                                       December 31
                                           -------------------------------------
                                                  1995                1996
                                           -----------------   -----------------
     Notes payable to stockholders due
       September 30, 1997, as amended,
       interest payable semi-annually
       at prime rate plus 1 1/2% (10% at
       December 31, 1995 and 9.5% at
       December 31, 1996)
       collateralized by U.S. Patents               $932,500            $850,000

     10% Secured Notes, including
       $1,100,000 (1995) and all (1996) to
       stockholders, interest payable
       annually                                    4,600,000             745,000
                                           -----------------    ----------------
                                                   5,532,500           1,595,000
     Less current maturities                         182,500             100,000
                                           -----------------    ----------------
                                                  $5,350,000          $1,495,000
                                           =================    ================

Subsequent to December 31, 1996, the due date of $750,000 of notes payable to stockholders held by directors and officers was extended to March 31, 1998.

The 10% Secured Notes are collateralized by a first lien (pari passu) with up to $2 million of additional debt) on certain assets including patents, patent applications and existing production equipment. On February 15, 1996, the Company borrowed an additional $200,000 under the notes and during July 1996 paid off $4,055,000 of the notes using the proceeds of the IPO. The due date of the remainder of the notes held by directors and officers was extended to September 30, 1997. Subsequent to December 31, 1996, the due date was extended to March 31, 1998.

Interest and debt expense includes interest of $172,690 (1995), $165,478 (1996) and $564,460 (cumulative to December 31, 1996) applicable to stockholders.

4.  STOCKHOLDERS' EQUITY

As part of the sale of stock in 1990 to HT Troplast AG (successor to Huls Troisdorf AG - "HT"), a German company formerly manufacturing laminates for printed circuit boards, the Company is receiving contributions of know-how and technical assistance services. The cumulative technical and marketing assistance services provided by HT through December 31, 1996 have been valued by management at $972,000 and included in expenses and credited to paid-in capital.
Future services will be valued and recorded when received.

The convertible preferred stock was automatically converted into common stock as a result of the IPO. The shares of the Series A convertible preferred stock are convertible at any time at the option of the stockholder into shares of common stock at the rate (subject to antidilution adjustment) of one-half share of common stock for each share of Series A convertible preferred stock. Each share will automatically be converted into shares of common stock (at the then applicable conversion rate) upon the consummation of an underwritten public offering covering

                                      F11
the sale of common stock with aggregate net proceeds of not less than $10,000,000 with a price per share equal to or greater than $9.00 per share.

The common stock and Series A convertible preferred stock vote as one class, with each share of common stock being entitled to one vote. Each holder of the Series A convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which a share of the preferred stock could have been converted as of the record date for voting.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A convertible preferred stock shall be entitled to receive up to $3.00 per share, as adjusted, before any payments are made to the holders of common stock. Each one-half share of common stock would then be entitled to receive $3.00, as adjusted, from the remaining assets of the Company. Any remaining assets will be distributed to the holders of all shares of stock on a pro rata basis.

On July 9, 1996, the Company completed an IPO for the sale of 2,415,000 units at $5.00 each, aggregating $12,075,000, resulting in net proceeds of $9,920,071 after discounts, commissions and expenses. Each unit consisted of one share of common stock and one redeemable common stock warrant.

5.   WARRANTS AND OPTIONS

WARRANTS AND UNIT PURCHASE OPTION

In connection with sale of notes and the guarantee agreement in 1992 and February 1993, the Company issued warrants to purchase 65,500 shares of common stock at $7.50 per share, as adjusted. The warrants are exercisable until May 28, 1999, as amended.

In connection with the sale of notes in November 1993, the Company issued warrants to purchase 249,000 shares of common stock at $7.50 per share. The warrants are exercisable until November 16, 1998. Subsequent to December 31, 1996, the exercise date of warrants to purchase 225,000 shares of common stock was extended to May 16, 2000. These warrants were held by persons who had agreed to lock-up their warrants for a period of eighteen months from July 9, 1996 in connection with the IPO.

In connection with the extension of the maturity date of notes payable to stockholders on May 28, 1994, the Company issued warrants to purchase 157,500 shares of common stock at $7.50 per share. The warrants are exercisable until May 28, 1999.

In connection with the sale or refinancing of notes in 1995 and 1996, the Company issued warrants to purchase 810,476 shares of common stock at $3.00 per share (computed at the lesser of $3.60 per share or 60% of the $5.00 per share IPO price). The warrants are exercisable at dates ranging from August 3, 2000 to February 15, 2001. The foregoing include warrants to purchase 45,000 shares of common stock issued on October 7, 1996 to a stockholder/director whose interim loan of $250,000 was refinanced in connection with the IPO.

In connection with a private placement of notes through Trautman Kramer & Company, Inc., the Company issued to them warrants to purchase 76,993 shares of common stock at $3.96 a share.

                                      F12

The warrants are exercisable until October 31, 2000. The Company also agreed to pay Trautman, Kramer & Company, Inc. a consulting fee of $60,000 a year for two years commencing November 1995.

As part of its IPO which closed on July 9, 1996, the Company sold units which included Redeemable Common Stock Warrants to purchase 2,415,000 shares of common stock at $6.25 per share (subject to antidilutive provisions) through July 3, 2001. At any time after July 9, 1997, the warrants may be redeemed by the Company at $.01 per warrant upon a minimum of 30 days prior written notice to the holders thereof if the closing bid quotation of the common stock has been at least 150% of the then exercise price of the warrants on each of the 20 consecutive trading days ending on a day not more than three days prior to the date of the notice of redemption.

As part of its IPO, the Company sold to the underwriters for $.001 per unit, Unit Purchase Options to purchase 210,000 units at an exercise price of $7.50 per unit exercisable July 9, 1998 through July 9, 2001. The terms of the units were substantially identical to the units sold in the IPO and consist of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.8125 per share. The foregoing prices are subject to antidilution provisions.

STOCK OPTION PLAN

Under the Company's 1988 non-qualified stock option plan, 150,000 shares of common stock may be issued to selected key employees and non-employees, including directors, providing services to the Company. Under the Company's 1994 Stock Award Plan as amended, 575,000 shares of common stock may be issued as Incentive Stock Options, non-qualified options or restricted stock to selected key employees or to non-employees, including directors, providing services to the Company. All options granted have ten year terms and vest and become fully exercisable between six months and three years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rates of 6.10% and 6.278%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the option of 6 years.

                                      F13

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The only options granted during fiscal year ended December 31, 1995 were granted on December 31, 1995 and, accordingly, there is no pro forma adjustment to report for that fiscal year.

The Company's pro forma information for 1996 follows:

                                                                    1996
                                                            --------------------
           Pro Forma Net (Loss)                                     ($4,903,063)
           Pro Forma (Loss) Per Share
               Primary                                                   ($0.90)


Because SFAS is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                      1995                          1996
                             -----------------------      ----------------------
                                        Weighted-                     Weighted-
                                         Average                       Average
                             Options  Exercise Price     Options  Exercise Price
                           -------------------------    ------------------------
    Outstanding-beginning
    of year                  166,700     $  5.59          474,600     $  3.59
    Granted                  307,900        2.50          135,000        5.75
    Forfeited                                               9,000        3.03
                           -------------------------    ------------------------
    Outstanding -
    end of year              474,600     $  3.59          600,600     $  4.08
                           =========================    ========================
    Exercisable -
    end of year              130,184     $  5.76          387,700     $  3.75

    Weighted average fair
    value of options granted
    during the year.                     $  1.39                      $  3.20

                                      F14

A summary of options outstanding as of December 31, 1996 follows:

                                                                    Weighted
                                                                     Average
                                                                    Remaining
                                  Options          Options         Contractual
            Exercise Price      Outstanding      Exercisable      Life (Years)
            --------------      -----------      -----------      ------------
                    $ 2.50          300,800          234,100              9.00
                      5.00          125,300          114,100              5.94
                      5.75          135,000                0              9.77
                      7.50           39,500           39,500              1.28
                                -----------      -----------      ------------
                                    600,600          387,700              8.03
                                ===========      ===========      ============

Included in the total outstanding as of December 31, 1996 are 360,800 options for directors.

The Company has reserved 5,260,046 shares of common stock for conversion of preferred stock and issuance for stock options and outstanding warrants.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 1996, the Company has net operating loss carryforwards ("NOL") of approximately $18,900,000 for Federal income tax purposes, expiring at 2003 through 2011. In addition, the Company has research and development credits, targeted job credits and alternative minimum tax credits of approximately $940,000 which generally expire through 2011, to offset future taxes. The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses and tax credits in situations where there is a change in ownership, as defined, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The limitation is computed based upon the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt borrowing rate. The common stock issuance in the IPO combined with the other stock issuances completed by the Company during the past three years have initiated a change in ownership as defined in the IRC. Accordingly, the Company is currently subject to an annual limitation of NOL carryforwards of approximately $1,170,000. Additionally, because there is a limit on the time during which NOL carryforwards and tax credits may be applied against future taxable income, the Company may not be able to take full advantage of these attributes when the Company generates taxable income.

                                      F15

As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets. The components of the Company's net deferred tax for the years ended December 31 are as follows:

                                                      December 31
                                        ---------------------------------------
                                              1995                   1996
                                        ----------------       ----------------
Deferred tax assets:
   Deferred salaries                    $        294,000       $        243,000
   Net operating loss carryforwards            4,692,000              6,426,000
   Research and development
      and other credits                          950,000                940,000
                                        ----------------       ----------------
Total deferred tax assets                      5,936,000              7,609,000
Less:  Valuation allowance                    (5,793,000)            (7,518,000)
                                        ----------------       ----------------
Net deferred tax assets                          143,000                 91,000
Deferred tax liability:
   Tax over book depreciation                   (143,000)               (91,000)
                                        ----------------       ----------------
Net deferred tax                        $          _____       $          _____
                                        ================       ================

7.  COMMITMENTS

OPERATING LEASES

At December 31, 1996, future minimum annual rentals for leases with initial or remaining terms in excess of one year are as follows:


         1997                      $192,000
         1998                       193,000
         1999                       183,000
         2000                       121,000
         2001                         5,000
                                  ---------
                                   $694,000
                                  =========

The Company leases its plant under a net lease expiring August 31, 2000. The lease is renewable for an additional five years and requires that the Company pay real estate taxes as additional rent.

Rent expense was approximately $266,000 in 1995, $236,000 in 1996 and $1,614,000
for the period from inception (June 13, 1984) to December 31, 1996. The foregoing amounts include $77,000, $80,000 and $425,000, respectively, of real estate taxes paid as additional rent.

CAPITAL LEASES

Future minimum lease payments under capital leases for equipment with a net book value of approximately $48,000, included in property and equipment for the years ending December 31, are as follows:

                                      F16

         1997                                                 16,668
         1998                                                 15,242
         1999                                                  6,472
                                                             -------
         Total payments                                       38,382
         Less: Amount representing in                          6,341
                                                             -------

         Present value of minimum lease  payments
         (including $12,705 due within one year included
         in accrued expenses)                                $32,041
                                                             =======

EMPLOYMENT CONTRACTS

The Company has employment agreements with three officers/directors providing for employment through 1998 for an aggregate salary of $330,000 per annum, severance pay if terminated of one times their annual salary (aggregate $330,000) and severance pay if they terminate due to a change in control, as defined, of two times their annual salaries (aggregate $660,000).

8.  OFFICERS' LIFE INSURANCE

The Company is the owner and beneficiary of insurance policies of $2,000,000 each on the lives of two of its officers for an aggregate of $4,000,000.

9.  INCOME FROM PATENT IMMUNITY AGREEMENT

On February 16, 1993, the Company entered into a Stand-Still Agreement with two major corporations under which the Company received $2.8 million under non-recourse notes and the Company agreed to "stand-still" (i.e., not to sell the Company or grant further licenses for three months) while negotiating with them to form a joint venture. As security for amounts borrowed under the $2.8 million line, the two corporations received two licenses.

The licenses were to be canceled if (i) the joint venture was formed, or (ii) the joint venture was not formed and the loan was paid by May 15, 1994. If the loan was not paid by May 15, 1994, the licenses would have become effective and the loan would have been deemed to be repaid.

The stand-still period expired without the formation of the joint venture. As of May 19, 1994, the Company entered into an agreement which provided for (i) releasing the Company from any obligations under the notes, (ii) canceling the licenses issued under the aforementioned security agreement and (iii) granting patent immunity under the Company's product patents for the process being developed by the two corporations. In return, the Company received an additional payment of $2 million during June 1994.

The income from the patent immunity agreement of $5,012,515 represents the $2 million payment and the reversal of the $2.8 million non-recourse note liability plus accrued interest thereon of $212,515.

                                      F17

10.  LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

In November 1996, the Company initiated a new method for a portion of its production process. Accordingly, the Company provided for the loss on disposal of production equipment that ceased operation in November 1996 or will no longer be used after February 1997 and construction-in-progress that was discontinued. The loss provided of $348,309 consisted of $228,333 applicable to production equipment and $119,976 applicable to construction-in-progress.

11.  DEPENDENCE ON A MAJOR SUPPLIER

Owens Corning, a major fiberglass manufacturer, has developed and continues to develop products to meet the Company's processing and product requirements. Should this manufacturer not continue supplying the Company's quality and quantity needs, the Company would have to secure another supplier. Such event could have a material adverse effect on the Company's ability to supply customers and could reduce expected sales and increase the costs of manufacture. No assurances can be given that an alternative supplier could meet the Company's quality and quantity needs on satisfactory terms.

12.  SIGNIFICANT CUSTOMERS

Customers who individually represent 10% or more of net sales for the respective years are as follows:
                                                  Years Ended December 31
                                          --------------------------------------
                                                1995                   1996
                                          ----------------       ---------------
        Merix Corporation                      68.3%                  46.4%
        HADCO Corporation                      10.7%                  50.8%


13.  SUBSEQUENT EVENTS (UNAUDITED)

On February 6, 1997, the Company agreed in principle with three Quebec institutional investors (collectively, the "Quebec Investors") to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The project cost is estimated to be approximately $24.5 million with an initial capitalization of $11.2 million and debt of $13.3 million. The Company's $5.6 million investment in the partnership is to be funded by the Quebec Investors purchasing 941,176 shares of the Company's common stock at $5.95 per share. The Quebec Investors will have an option to sell their 50% interest in the partnership to the Company for an additional 941,176 shares of common stock and the Company will have an option to purchase the Quebec Investors' interest in the project for a like number of shares under certain conditions. The establishment of this project is subject, among other things, to the execution of definitive agreements and the obtaining of the balance of the financing. The Company is unable to predict when, if ever, such conditions will be satisfied.

The Company is negotiating for additional financing of $5 million in order to increase working capital and provide for additional production equipment to meet anticipated increases in sales.

                                      F18