Form 10QSB
period 1997-03-31
COMPOSITECH LTD
filed 1997-05-15
CIK 829764

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes _x_   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997:

 Common Stock $.01 par value                                   6,138,939
 ---------------------------                                   ---------
          Class                                             Number of shares

================================================================================

                                COMPOSITECH LTD.

                                      Index

Part I - Financial Information                                                       Page
------------------------------                                                       ----
Item 1.  Financial Statements

         Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996..........2

         Statements of Operations (unaudited) for the three-month periods ended March 31, 1997 and 1996................................................3

         Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 1997 and 1996................................................4

         Notes to Financial Statements (unaudited)......................................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................6

Part II - Other Information
---------------------------
Item 6.  Exhibits and Reports on Form 8-K...............................................9

Signature...............................................................................9

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                         March 31       December 31
                                                                                                           1997            1996
                                                                                                       ------------    ------------
ASSETS                                                                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                                                            $  1,287,866    $    673,084
  Short-term investments                                                                                               $  2,384,700
  Inventories                                                                                               261,392         217,974
  Accounts receivable trade - net                                                                            24,478          66,293
  Prepaid expenses and other                                                                                 69,348          66,880
                                                                                                       ------------    ------------
        Total current assets                                                                              1,643,084       3,408,931

Property and equipment at cost - net                                                                      4,627,711       3,866,140
Advance payments on construction-in-progress                                                                 27,200         114,712
Other assets and deferred charges                                                                            58,720          58,087
                                                                                                       ------------    ------------
Total assets                                                                                           $  6,356,715    $  7,447,870
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                                     $    565,966    $    691,763
  Deferred salaries - $ 539,904 to officers/stockholders                                                    715,725         715,728
  Accrued interest - stockholders                                                                            99,332          61,816
  Other accrued liabilities                                                                                 232,188         227,889
  Current maturities of  long-term debt - stockholders                                                    1,595,000         100,000
                                                                                                       ------------    ------------
        Total current liabilities                                                                         3,208,211       1,797,196

Long-term debt - stockholders                                                                                             1,495,000

Capital lease obligations                                                                                    84,560          19,336
Other liabilities                                                                                            37,500          37,500
Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 644,161 (1997) and 684,161 (1996)                                     1,932,483       2,052,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares - 6,138,939 (1997) and 6,118,939 (1996)                                    61,389          61,189
  Additional paid-in capital                                                                             22,678,733      22,558,933
  Deficit                                                                                               (21,646,161)    (20,573,767)
                                                                                                       ------------    ------------
    Total stockholders' equity                                                                            3,026,444       4,098,838
                                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                                             $  6,356,715    $  7,447,870
                                                                                                       ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                 --------------------------------
                                                                                    1997                 1996
                                                                                 -----------          -----------
Revenues:
  Sales                                                                          $   151,999          $    39,985
                                                                                 -----------          -----------
       Total revenues                                                                151,999               39,985
                                                                                 -----------          -----------

Costs and expenses:
  Manufacturing expenses                                                             765,723              682,158
  Selling, general and administrative                                                422,491              267,968
  Research and development                                                            23,008               24,625
                                                                                 -----------          -----------

      Total operating expenses                                                     1,211,222              974,751
                                                                                 -----------          -----------

(Loss) from operations                                                            (1,059,223)            (934,766)

Other income (expenses):
  Interest income                                                                     25,588                8,660
  Interest and amortization of debt expense
   (net of interest capitalized of $4,000 (1997) and $4,000 (1996))                  (40,977)            (217,694)
 Other                                                                                 2,218                7,117
                                                                                 -----------          -----------
                                                                                     (13,171)            (201,917)

( Loss ) before provision  for income taxes                                       (1,072,394)          (1,136,683)
Provision for income taxes
                                                                                 -----------          -----------
Net (loss)                                                                       ($1,072,394)         ($1,136,683)
                                                                                 ===========          ===========
Net (loss) per share                                                             ($     0.16)         ($     0.28)
                                                                                 ===========          ===========

Shares used in computing net (loss) per share                                      6,865,221            4,008,363
                                                                                 ===========          ===========


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31
                                                                                                     -------------------------------
                                                                                                         1997               1996
                                                                                                     -----------        ------------
Cash Flows from Operating Activities
Net (loss)                                                                                           ($1,072,394)       ($1,136,683)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                               62,565             63,921
    Write off and amortization of debt financing costs                                                                       75,974
    Changes in operating assets and liabilities:
       Inventories                                                                                       (49,418)           (16,698)
       Accounts receivable - trade                                                                        41,815             22,849
       Prepaid expenses and other                                                                         (2,468)            (2,404)
       Other assets                                                                                         (633)             2,087
       Accounts payable                                                                                 (125,800)           165,906
       Deferred salaries                                                                                                     36,997
       Accrued interest                                                                                   37,516            137,402
       Other accrued liabilities                                                                         (21,813)           (67,163)
                                                                                                     -----------        -----------
          Net cash and cash equivalents  used in operating activities                                 (1,130,630)          (717,812)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                                (726,800)           (82,133)
Advance payments on construction-in-progress                                                              87,512
Short term investments - maturities                                                                    2,384,700
                                                                                                     -----------        -----------
          Net cash and cash equivalents (used in) provided by investing activities                     1,745,412            (82,133)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                                                  408,152
Net proceeds from notes payable                                                                                             149,067
Payment received on notes receivable                                                                                        750,000
Payment of notes payable                                                                                                    (20,000)

                                                                                                                        -----------
        Net cash and cash equivalents provided by financing activities                                                    1,287,219
                                                                                                     -----------        -----------
        Increase in cash and cash equivalents                                                          2,261,289            487,274
        Cash and cash equivalents at beginning of period                                                 673,084            925,848
                                                                                                     -----------        -----------
        Cash and cash equivalents at end of period                                                   $ 1,287,866        $ 1,413,122
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                  $    91,336
                                                                                                     ===========        ===========
Cash paid for:
  Interest                                                                                           $     4,201        $     4,318
                                                                                                     ===========        ===========


See accompanying notes.

                                COMPOSITECH LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1997


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Through December 31, 1996, the Company's activities had been accounted for as those of a "Development Stage Enterprise". Based on the level of production and sales anticipated for 1997, the Company has concluded that it is no longer in the development stage as of January 1, 1997.

     The Company requires additional funding from financing or other sources to cover operating expenses and planned expenditures for additional production equipment until sufficient revenues are generated to cover such expenses. Management is in the process of arranging additional financing anticipated to net $4.6 million for the foregoing purposes. The foregoing conditions raise substantial doubt about the Company's ability to continue as a going concern should the financing not be obtained. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share as of March 31, 1997 and March 31, 1996 is not material.

     Current maturities of long-term debt-stockholders include $1,495,000 due to officers or directors maturing March 31, 1998, as amended.

Note 2 - Stock Options and Series A Convertible Preferred Stock Conversions

     On January 31, 1997, the Company granted to selected officers and key employees options to purchase 78,500 shares of common stock at $5.75 per share, the market value at the date of grant. The Company also granted to its outside directors options to purchase 45,000 shares of common stock at $5.75 per share, the market value at the date of the grant, subject to approval by stockholders of amendments to the Company's Amended and Restated Stock Award Plan.

     In March 1997, 40,000 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 20,000 shares of common stock, resulting in a decrease in Series A convertible preferred stock of $120,000, an increase in common stock of $200 and an increase in additional paid-in capital of $119,800.


Note 3 - Net Loss Per Share

     Net loss per share is based on the weighted average number of shares of common stock outstanding assuming the conversion of the Series A convertible preferred stock into common stock. However, in accordance with Staff Accounting Bulletin Number 83 ("SAB No. 83") of the Securities and Exchange Commission, the common stock equivalents of 404,205 shares that were issued during the 12 months preceding the Company's initial public offering ("IPO"), which closed on July 9, 1996, at prices below the IPO price have been included in the Company's loss per share computation using the treasury stock method and the IPO price, and treated as if they had been issued at the Company's inception even though they were antidilutive in the period with losses.


Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, designed and assembled an initial production module to produce 36" x 48" laminates, designed, assembled and is completing the start up of additional production modules necessary to achieve commercial levels of production.

     During 1996 and continuing through the first quarter of 1997, the Company has been producing and selling its laminates in limited quantities for qualification and use in production by its customers. The quantities produced have been limited because of working capital, limited amounts of equipment and production constraints. Through December 31, 1996, the Company had been in the development stage because it had not generated significant revenues from its planned principal operations. Revenues have been limited over the last several months because production yields were affected by contamination caused by installing new equipment and training new personnel while continuing production, and by defective incoming copper foil. With the new production equipment in place, the upgrading and training of manufacturing personnel, with improvements being instituted in production and incoming copper inspection and improvements in quality being instituted by copper foil vendors, significant revenues from the sales of laminates are anticipated to occur in 1997. Thus, the Company has concluded that it is no longer in the development stage.

Results of Operations

     Sales of laminates increased to $151,199 for the three months ended March 31, 1997 from $39,985 for the three months ended March 31, 1996. The increase resulted from additional orders of laminates by customers but was limited by production constraints referred to above.

     Research and development expenses were approximately the same in each period.

     Manufacturing expenses increased to $765,723 for the three month period ended March 31, 1997 from $682,158 for the three months ended March 31, 1996, reflecting the higher levels of production during 1997 and the addition of manufacturing personnel to meet anticipated increases in production levels.

     Selling, general and administrative expenses increased to $422,491 for the three months ended March 31, 1997 from $267,968 for the three months ended March 31, 1996. Legal and other expenses related to being a public company in the 1997 quarter increased by approximately $38,000. Patent expenses increased by approximately $7,000 due principally to increased activity in the further development of the Company's international patent estate. Other increases were approximately $77,000 in personnel costs and $15,000 in insurance as the Company increased administrative staffing and commercial activities.

     Interest and amortization of debt expense decreased to $40,977 for the three months ended March 31, 1997 from $217,694 for the three months ended March 31, 1996. The decrease in 1997 was due to the repayment of a large portion of the Company's debt with the proceeds of the Company's IPO in July 1996.

     The foregoing resulted in the Company having a net loss of $1,072,394 for the three months ended March 31, 1997 compared with $1,136,683 for the three months ended March 31, 1996. Increases in sales revenue and decreases in interest expense were nearly offset by increases in manufacturing, selling, general and administrative expenses.

Liquidity and Capital Resources

     Prior to its IPO, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company.

     At March 31, 1997, the Company had cash and cash equivalents of $1,287,866. In addition, in order to provide funds for the purchase of additional production equipment and additional working capital, the Company is negotiating a private placement of convertible debentures which would net approximately $4.6 million. The Company plans to use a substantial portion of such funds for equipment and the balance for working capital and operations (which require approximately $350,000 a month based on anticipated production rates). As the Company increases its production rates, it will have increased operating cash requirements through at least the third quarter of 1997, before the effects of expanded production capacity can be realized. Significant revenues from the sale of laminates are anticipated to commence in 1997. Thus the Company expects to achieve a positive cash flow during 1997. Such expectation is based on important assumptions regarding a number of factors and future events, some of which are beyond the Company's control including risks and uncertainties described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. Beyond 1997, the Company plans to obtain additional financing for further expansion from the exercise of warrants issued as part of the IPO and other prior financings or commercial financing sources.

     The Company has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. The Company expects significant operating losses and negative cash flow to continue through the first half of 1997. The Company is expanding its production capacity and plans to realize significant revenues in 1997. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations.

     On March 29, 1996, the Company signed a Memorandum of Understanding with three Quebec institutional investors, providing for the initiation of certain studies and procedures which may lead to an investment in the Company for the purpose of forming a joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. On February 6, 1997, the parties agreed in principle to an investment in the Company and to form the joint venture. The project has received financing commitments and agreements are in the drafting stage.

Three  Months  Ended March 31, 1997  Compared  with Three Months Ended March 31,
1996

     Net cash and cash equivalents used in operating activities increased to $1,130,630 for the three months ended March 31, 1997 from $717,812 for the three months ended March 31, 1996. The principal reason for the difference was the reduction in accounts payable for the three months ended March 31, 1997, reflecting the payment for capital expenditures invoiced in the previous fiscal quarter, as compared to an increase in accounts payable during the first quarter of 1996. Net cash and cash equivalents used in investing activities, representing capital expenditures for equipment and advance payments for equipment increased to $639,288 for the three months ended March 31, 1997 from $82,133 for the three months ended March 31, 1996. The increase resulted from design, engineering and construction of additional production modules as part of the expansion program and the upgrading of existing equipment. Maturities of short term U.S. Government securities during the three months ended March 31, 1997 accounted for $2,384,700 of funds provided by investing activities.

     There were no cash flows from financing activities in the three months ended March 31, 1997, as compared to $1,287,219 for the three months ended March 31, 1996. The principal financing activities in the three months ended March 31,1996 period were the receipt of net proceeds from the issuance of common stock in private placements of $408,152, net proceeds from notes payable of $149,067 and the collection of $750,000 of notes receivable received in connection with the 10% Secured Note financing in 1995.


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
                     None

(b)      Reports on Form 8-K

                  None

     All other items required in Part II have been filed previously or are not applicable for the quarter ended March 31, 1997.


                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMPOSITECH LTD.



Dated: May 15, 1997                    /s/ Samuel S. Gross
                                       --------------------------------------
                                       Executive Vice President and Treasurer
                                       (Principal Accounting Officer and officer
                                       duly authorized to sign this report on
                                       behalf of the registrant)