Form 10QSB/A
period 1997-03-31
COMPOSITECH LTD
filed 1997-06-25
CIK 829764

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------


                                  FORM 10-QSB/A
                                (Amendment No. 1)


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


    For the transition period from __________________to___________________


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997:


     Common Stock $.01 par value                       6,138,939
     ---------------------------                       ---------
                  Class                             Number of shares

================================================================================

                                COMPOSITECH LTD.

                              List of Item Amended


Part I - Financial Information                                           Page
------------------------------                                           ----

Item 1.  Financial Statements

           Statements of Cash Flows (unaudited) for the
           three-month periods ended March 31, 1997 and 1996............  2


                                TEXT OF AMENDMENT


The above listed Statements of Cash Flows (the "Statements") is hereby amended by deleting the Statements in the Company's 10-QSB for the period ending March 31, 1997 (the "Original Filing") in their entirety and replacing it with the Statements attached hereto and filed herewith.

The purpose of this  amendment  is to amend the  Original  Filing to correct one item in the Statements, a clerical error which appeared on the line entitled "Increase in cash and cash equivalents" under the 1997 column. The amount listed in the Statements in the Original Filing of $2,261,289 was incorrect and should have been listed as $614,782. All other amounts reported on the Statements in the Original Filing are unchanged by this amendment.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                              March 31
                                                                                   ----------------------------
                                                                                        1997           1996
                                                                                   -------------   ------------
Cash Flows from Operating Activities
Net (loss)                                                                           ($1,072,394)   ($1,136,683)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                               62,565         63,921
    Write off and amortization of debt financing costs                                                   75,974
    Changes in operating assets and liabilities:
       Inventories                                                                       (49,418)       (16,698)
       Accounts receivable - trade                                                        41,815         22,849
       Prepaid expenses and other                                                         (2,468)        (2,404)
       Other assets                                                                         (633)         2,087
       Accounts payable                                                                 (125,800)       165,906
       Deferred salaries                                                                                 36,997
       Accrued interest                                                                   37,516        137,402
       Other accrued liabilities                                                         (21,813)       (67,163)
                                                                                     -----------    -----------
          Net cash and cash equivalents used in operating activities                  (1,130,630)      (717,812)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                (726,800)       (82,133)
Advance payments on construction-in-progress                                              87,512
Short term investments - maturities                                                    2,384,700
                                                                                     -----------    -----------
    Net cash and cash equivalents (used in) provided by investing activities           1,745,412        (82,133)


Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                              408,152
Net proceeds from notes payable                                                                         149,067
Payment received on notes receivable                                                                    750,000
Payment of notes payable                                                                                (20,000)
                                                                                                    -----------
        Net cash and cash equivalents provided by financing activities                                1,287,219
                                                                                     -----------    -----------
        Increase in cash and cash equivalents                                            614,782        487,274
        Cash and cash equivalents at beginning of period                                 673,084        925,848
                                                                                     -----------    -----------
        Cash and cash equivalents at end of period                                   $ 1,287,866    $ 1,413,122
                                                                                     ===========    ===========


Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                  $    91,336
                                                                                     ===========
Cash paid for:
  Interest                                                                           $     4,201    $     4,318
                                                                                     ===========    ===========


See accompanying notes.

                                    Signature
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMPOSITECH LTD.




Dated: June 24, 1997             /s/ Samuel S. Gross
                                 -------------------
                                 Executive Vice President and Treasurer
                                 (Principal Accounting Officer and officer
                                 duly authorized to sign this report on behalf
                                 of the registrant)