Form 10QSB
period 1997-06-30
COMPOSITECH LTD
filed 1997-08-14
CIK 829764

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1997:

         Common Stock $.01 par value                             6,153,939
         ---------------------------                             ---------
                  Class                                      Number of shares
================================================================================

                                COMPOSITECH LTD.

                                      Index

Part I - Financial Information                                                           Page
------------------------------                                                           ----

Item 1.  Financial Statements

         Balance Sheets as of  June 30, 1997 (unaudited) and December 31, 1996 ........    2

         Statements of Operations (unaudited) for the three-month and six-month periods
            ended June 30, 1997 and 1996 ..............................................    3

         Statements of Cash Flows (unaudited) for the six-month periods
            ended June 30, 1997 and 1996 ..............................................    4

         Notes to Financial Statements (unaudited) ....................................    5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................................    7

Part II - Other Information
---------------------------

Item 2.  Changes in Securities ........................................................   10

Item 4.  Submission of Matters to a Vote of Security Holders ..........................   11

Item 6.  Exhibits and Reports on Form 8-K .............................................   11

Signature .............................................................................   12

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                    June 30            December 31
                                                                                                      1997                 1996
                                                                                                   ------------        ------------
ASSETS                                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                                        $  1,410,741        $    673,084
  Short-term investments                                                                                                  2,384,700
  Inventories                                                                                           353,900             217,974
  Accounts receivable trade - net                                                                        23,925              66,293
  Prepaid expenses and other                                                                             82,083              66,880
                                                                                                   ------------        ------------
        Total current assets                                                                          1,870,649           3,408,931

Property and equipment at cost - net                                                                  5,073,348           3,866,140
Advance payments on construction-in-progress                                                             25,500             114,712
Other assets and deferred charges                                                                       468,379              58,087
                                                                                                   ------------        ------------
Total assets                                                                                       $  7,437,876        $  7,447,870
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                                 $    880,117        $    691,763
  Deferred salaries - $ 539,904  to  officers/stockholders                                              715,728             715,728
  Accrued interest - $ 59,414  (1997) and all (1996 ) to stockholders                                    68,482              61,816
  Other accrued liabilities                                                                             382,983             227,889
  Current maturities of  long-term debt - officers / stockholders                                     1,595,000             100,000
                                                                                                   ------------        ------------
        Total current liabilities                                                                     3,642,310           1,797,196

Long-term debt  to stockholders                                                                                           1,495,000
5% Convertible debentures  (net of amortized discount of $114,875)                                    1,995,875

Capital lease obligations                                                                                85,287              19,336
Other liabilities                                                                                        37,500              37,500
Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding
  Series A convertible  preferred stock,  par value $3.00 per share;  authorized
    shares - 714,161, issued and outstanding shares - 614,161 (1997) and 684,161 (1996)               1,842,483           2,052,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares - 6,153,939 (1997) and 6,118,939 (1996)                                61,539              61,189
  Additional paid-in capital                                                                         23,137,583          22,558,933
  Deficit                                                                                           (23,364,701)        (20,573,767)
                                                                                                   ------------        ------------
    Total stockholders' equity                                                                        1,676,904           4,098,838
                                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                                         $  7,437,876        $  7,447,870
                                                                                                   ============        ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                               Three Months Ended            Six Months Ended
                                                                                   June 30                        June 30
                                                                           --------------------------    --------------------------
                                                                                1997           1996           1997           1996
                                                                           -----------    -----------    -----------    -----------
Revenues:
  Sales                                                                    $   143,469    $    55,067    $   295,468    $    95,052
                                                                           -----------    -----------    -----------    -----------
       Total revenues                                                          143,469         55,067        295,468         95,052
                                                                           -----------    -----------    -----------    -----------

Costs and expenses:
  Manufacturing expenses                                                     1,389,893        657,204      2,155,616      1,339,362
  Selling, general and administrative                                          369,498        239,891        791,989        507,859
  Research and development                                                      23,197         30,857         46,205         55,482
                                                                           -----------    -----------    -----------    -----------

      Total operating expenses                                               1,782,588        927,952      2,993,810      1,902,703
                                                                           -----------    -----------    -----------    -----------

(Loss) from operations                                                      (1,639,119)      (872,885)    (2,698,342)    (1,807,651)

Other income (expenses):
  Interest income                                                               13,245         15,431         38,833         24,091
  Interest and amortization of debt discount and expense
  (net of interest capitalized of $ 82,000 (1997) and $ 5,000 (1996))          (98,908)      (213,262)      (139,885)      (430,956)
 Other                                                                           6,242            501          8,460          7,618
                                                                           -----------    -----------    -----------    -----------

                                                                               (79,421)      (197,330)       (92,592)      (399,247)

Net (loss)                                                                 ($1,718,540)   ($1,070,215)   ($2,790,934)   ($2,206,898)
                                                                           ===========    ===========    ===========    ===========
Net (loss) per share                                                       ($     0.25)   ($     0.24)   ($     0.41)   ($     0.52)
                                                                           ===========    ===========    ===========    ===========

Shares used in computing net (loss) per share                                6,865,221      4,404,326      6,865,221      4,226,146
                                                                           ===========    ===========    ===========    ===========

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                            Six Months Ended
                                                                                                                 June 30
                                                                                                     ------------------------------
                                                                                                         1997               1996
                                                                                                     -----------        -----------
Cash Flows from Operating Activities
Net (loss)                                                                                           ($2,790,934)       ($2,206,898)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                              195,224            127,842
    Amortization of debt discount and expenses                                                           121,202            153,077
    Changes in operating assets and liabilities:
       Inventories                                                                                      (141,926)           (84,173)
       Accounts receivable - trade                                                                        42,368            (19,035)
       Prepaid expenses and other                                                                        (15,203)           (60,519)
       Other assets and deferred charges                                                                 (94,314)             2,748
       Accounts payable                                                                                  188,354            260,400
       Deferred salaries                                                                                                     73,995
       Accrued interest                                                                                    6,666            142,618
       Other accrued liabilities                                                                         133,850            185,155
                                                                                                     -----------        -----------
          Net cash and cash equivalents  used in operating activities                                 (2,354,713)        (1,424,790)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                              (1,305,096)          (314,188)
Advance payments on construction-in-progress                                                              89,212
Patent costs deferred                                                                                    (94,536)
Short term investments - maturities                                                                    2,384,700
                                                                                                     -----------        -----------
          Net cash and cash equivalents (used in) provided by investing activities                     1,074,280           (314,188)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                                                  932,342
Net proceeds from notes payable                                                                                             145,687
Net proceeds received from convertible debentures                                                      2,022,231
Payment received on notes receivable                                                                                        750,000
Payment of capital lease obligations                                                                      (4,141)
Payment of notes payable                                                                                                    (82,500)

                                                                                                     -----------        -----------
        Net cash and cash equivalents provided by financing activities                                 2,018,090          1,745,529
                                                                                                     -----------        -----------
        Increase in cash and cash equivalents                                                            737,657              6,551
        Cash and cash equivalents at beginning of period                                                 673,084            925,848
                                                                                                     -----------        -----------
        Cash and cash equivalents at end of period                                                   $ 1,410,741        $   932,399
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                  $    91,336
                                                                                                     ===========
Cash paid for:
  Interest                                                                                           $    94,018        $   165,753
                                                                                                     ===========        ===========


See accompanying notes.

                                COMPOSITECH LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1997


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Through December 31, 1996, the Company's activities had been accounted for as those of a "Development Stage Enterprise". Based on the level of production and sales anticipated for 1997, the Company has concluded that it is no longer in the development stage as of January 1, 1997.

     The Company has obtained patents in the United States and internationally and has filed additional patent applications. As of January 1, 1997, coincident with no longer being in the development stage, the costs incurred in connection with patents have been deferred and are being amortized over the life of the patents beginning upon issue. Costs related to unsuccessful patent applications will be expensed.

     In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share as of June 30, 1997 and June 30, 1996 is not material.

     Current maturities of long-term debt-stockholders include $1,495,000 due to officers or directors maturing March 31, 1998, as amended.

Note 2 - 5% Convertible Debentures / Subsequent Events

     From May 28 through June 10, 1997, the Company issued $2,250,000 of 5% convertible debentures (the "Debentures") in a private placement for which the Company received net proceeds of approximately $2,022,000 after the payment of commissions and expenses. Subsequent to June 30, 1997 through August 5, 1997, the Company issued additional Debentures aggregating $4,255,000 for which the Company received net proceeds of approximately $3,924,000. The Debentures were issued to provide funds to obtain additional production equipment and for working capital. Interest is payable quarterly. The Debentures are due May 31, 2000 and are partially collateralized either by the equipment to be obtained with the proceeds or certain existing production equipment. The Debentures are convertible into shares of Common Stock commencing August 26, 1997 at the lesser of (i) $6.00 per share or (ii) (a) from August 26, 1997 to November 24, 1997, 85% and (b) from November 25, 1997 to maturity, 80% of the closing bid price of the Common Stock as reported on The Nasdaq SmallCap Market(SM) for the five trading days prior to the date of conversion. The Company may repurchase any of the individual Debentures at a 25% premium if the closing bid price of the Common Stock is less than $4.00 for any two days out of a five day trading period.

     Trautman Kramer & Company Inc., the placement agent, received warrants to buy 182,140 shares of the Company's Common Stock at $6.00 per share as partial compensation in connection with the sale of Debentures. The value of the warrants have been estimated at approximately $91,000. Accordingly, additional paid in capital was credited with $31,500 in the second quarter of 1997 and will be credited with $59,500 in the third quarter of 1997. The debt discount resulting therefrom as well as from expenses paid in cash is being amortized to expense over the life of the Debentures.

     Based on a recent SEC pronouncement, due to the difference between the fair market value of the Common Stock on the dates the Debentures were sold and the earliest discounted conversion price, the Company recognized a deferred financing cost of $114,000 in the second quarter of 1997 and expects to recognize $862,000 of such costs in the third quarter of 1997. The deferred financing cost is being amortized over the periods from issuance to August 26, 1997, the date on which the Debentures become convertible. Management believes that the proceeds received from the Debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

Note 3 - Stock Options and Series A Convertible Preferred Stock Conversions

     During the first quarter of 1997, the Company granted to selected officers, directors and key employees options to purchase 123,500 shares of common stock at $5.75 per share, the market value at the date of grant. During the second quarter of 1997, the Company granted to selected key employees options to purchase 18,000 shares of common stock at prices ranging from $4.375 to $4.75, the market values at the date of the grant.

     In the six months ended June 30, 1997, 70,000 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 35,000 shares of common stock, resulting in a decrease in Series A convertible preferred stock of $210,000, an increase in common stock of $350 and an increase in additional paid-in capital of $209,650.

Note 4 - Net Loss Per Share

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

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, designed and assembled an initial production module to produce 36" x 48" laminates, designed, assembled and is completing the start up of additional production modules obtained with part of the proceeds of its IPO in order to achieve commercial levels of production.

     During 1996 and continuing through the second quarter of 1997, the Company has been producing and selling its laminates in limited quantities for qualification and use in production by its customers. The quantities produced have been limited because of working capital and production constraints and limited amounts of equipment. Through December 31, 1996, the Company had been in the development stage because it had not generated significant revenues from its planned principal operations. Revenues have been limited during 1997 because production yields were affected by contamination caused by installing new equipment and training new personnel while continuing production, and by defective incoming copper foil. With the new production equipment in place, the upgrading and training of manufacturing personnel, with improvements being instituted in production and incoming copper inspection and improvements in quality being instituted by copper foil vendors, significant revenues from the sales of laminates are anticipated to occur in 1997. Thus, the Company has concluded that it is no longer in the development stage.

Results of Operations

     Sales of laminates increased to $143,469 for the three months ended June 30, 1997 from $55,067 for the three months ended June 30, 1996 and to $295,468 for the six months ended June 30, 1997 from $95,052 for the six months ended June 30, 1996. The increase resulted from additional orders of laminates by customers but was limited by the production constraints referred to above and by delays in customers' programs for which Compositech's laminates were qualified.

     Research and development expenses decreased slightly during the periods, to $23,197 for the three month period ended June 30, 1997 from $30,857 for the three month period ended June 30, 1996 and to $46,205 for the six month period ended June 30, 1997 from $55,482 for the six month period ended June 30, 1997.

     Manufacturing expenses increased to $1,389,893 for the three month period ended June 30, 1997 from $657,204 for the three months ended June 30, 1996 and to $2,155,616 for the six month period ended June 30, 1997 from $1,339,362 for the six month period ended June 30, 1996, reflecting the higher levels of production during 1997 affected by the production yields referred to above and the addition of manufacturing personnel to meet anticipated increases in production levels.

     Selling, general and administrative expenses increased to $369,498 for the three months ended June 30, 1997 from $239,891 for the three months ended June 30, 1996 and to $791,989 for the six months ended June 30, 1997 from $507,859 for the six months ended June 30, 1996. Increased legal and other expenses related to being a public company totaled $105,000 in the first six months of 1997. Other increases were approximately $156,000 in personnel costs and $30,000 in insurance as the Company increased administrative staffing to handle expected increases in commercial activities.

     Interest and amortization of debt discount and expense (net of interest capitalized) decreased to $98,908 for the three months ended June 30, 1997 from $213,362 for the three months ended June 30, 1996 and to $139,885 for the six months ended June 30 from $430,956 for the six months ended June 30, 1996. The decreases in 1997 were due to the repayment of a large portion of the Company's debt with the proceeds of the Company's IPO in July 1996. Included in the total for the three months ended and six months ended June 30, 1997 was $121,202 of amortization of discount and expenses relative to the Debentures (see Note 2 to the financial statements).

     The foregoing resulted in the Company having a net loss of $1,718,540 for the three months ended June 30, 1997 compared with $1,070,215 for the three months ended June 30, 1996 and $2,790,934 for the six months ended June 30, 1997 compared with $2,206,898 for the six months ended June 30, 1996. Increases in sales revenue and decreases in interest expense were more than offset by increases in manufacturing, selling, general and administrative expenses.

Liquidity and Capital Resources

     Prior to its IPO, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company.

     At June 30, 1997, the Company had cash and cash equivalents of $1,410,741. Subsequent to June 30, 1997, the Company concluded its private placement of convertible debentures which netted additional proceeds of approximately $3.9 million. The Company plans to use a substantial portion of such funds for equipment  and the balance for working  capital and  operations.  As the Company increases its production rates, it will have increased operating cash requirements through at least the third quarter of 1997, before the effects of expanded production capacity can be realized. Significant revenues from the sale of laminates are anticipated to commence in the second half of 1997. The Company expects based on currently proposed plans and assumptions relating to its operations that the proceeds of the Debentures together with projected cash flow from operations and available cash resources, supplemented by commercial financing, will be sufficient to satisfy its anticipated cash requirements for the balance of 1997. Such expectation is based on important assumptions regarding a number of factors and future events, some of which are beyond the Company's control including risks and uncertainties described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations, and not require additional financing. Beyond 1997, the Company plans to obtain additional financing for further expansion or for working capital from operations, the exercise of warrants, financing sources or equity offerings.

     On February 6, 1997, following an earlier Memorandum of Understanding, the Company agreed in principle with four Quebec institutional investors (collectively, the "Quebec Investors") to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of approximately $11 million with the balance to be in debt financing for which firm commitments have been obtained from the National Bank of Canada and governmental agencies. The Company's $5.5 million capital investment in the joint venture is to be funded by the Quebec Investors purchasing shares of the Company's Common Stock. In July 1997, the parties agreed that the purchase price of the shares would be the weighted average closing price for the 60 day trading period ending with the closing of the agreements expected to be in early August. Based on the latest market values, there would be an estimated 987,000 shares issued. The Quebec Investors will have an option to sell their 50% interest in the joint venture to the Company for a like number of shares and, under certain circumstances, the Company would have an option to purchase the interest for the same number of shares. The establishment of the project is subject to the completion of definitive agreements and certain other conditions. The Company is unable to predict when, if ever, such conditions will be satisfied.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

     Net cash and cash equivalents used in operating activities increased to $2,354,713 for the six months ended June 30, 1997 from $1,424,790 for the six months ended June 30, 1996. The increased net loss, increase of deferred charges related to the proposed joint venture in Canada, and a reduction in the rate of increase of accrued liabilities represent the principal components of the increase in funds used.

     Net cash and cash equivalents provided by investing activities amounted to $1,074,280 for the six months ended June 30, 1997, compared with net cash and cash equivalents used of $314,188 for the six months ended June 30, 1996. Capital expenditures for equipment and advance payments for equipment increased to $1,215,884 for the six months ended June 30, 1997 from $314,188 for the six months ended June 30, 1996. The increase resulted from design, engineering and construction of additional production modules as part of the expansion program and the upgrading of existing equipment. Patent costs deferred totaled $94,536 for the six months ended June 30, 1997. Maturities of short term U.S. Government securities during the six months ended June 30, 1997 accounted for $2,384,700 of funds provided by investing activities.

     Cash flows from financing activities increased to $2,018,090 for the six months ended June 30, 1997 from $1,745,529 for the six months ended June 30, 1996. The principal financing activity in the six months ended June 30, 1997 was the issuance of the Debentures, resulting in net proceeds of $2,022,231, while the six month period ended June 30, 1996 included the receipt of net proceeds from the issuance of common stock in private placements of $932,342, net proceeds from notes payable of $145,687 and the collection of $750,000 of notes receivable received in connection with the 10% Secured Note financing in 1995.


Part II - Other Information

Item 2.  Changes in Securities

     On May 28, 1997 and June 10, 1997 the Company had initial closings on $2,250,000 of 5% Convertible Debentures (the "Debentures") (net proceeds to the Company of approximately $2,022,000) in a private placement to accredited investors. The sales of the Debentures was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. The Debentures are convertible into shares of the Company's common stock pursuant to the terms described in Note 2 in the Financial Statements. Trautman Kramer & Company, Inc. served as the Company's placement agent for the private placement. Following the period covered by this report, the Company had additional closings on an aggregate of $4,255,000 in Debentures (net proceeds to the Company of approximately $3,924,000) with substantially similar terms as the initial investments described above.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1997 Annual Meeting of Stockholders was held on June 24, 1997. The following actions were taken:

1. Eight directors were elected to serve for one-year terms on the Company's Board of Directors, by the following votes:

                                                For              Withheld
                                             ----------          ---------
        Jonas Medney                          6,444,295           16,725
        Fred E. Klimpl                        6,432,862           28,158
        Samuel S. Gross                       6,444,295           16,725
        John F. Gahran                        6,435,462           25,558
        Willard T. Jackson                    6,441,695           19,325
        Robert W. Middleton                   6,435,462           25,558
        Heinz-Gerd Reinkemeyer                6,433,862           27,158
        James W. Taylor                       6,432,862           28,158

2. The selection of Ernst & Young LLP as auditors for the Company for the year 1997 was ratified by a vote of 6,426,637 shares in favor and 20,433 shares opposed. A total of 13,950 shares abstained from voting.

3. The amendment of Compositech's Amended and Restated Stock Award Plan to (i) increase by 600,000 shares the number of shares of Common Stock authorized for issuance thereunder and (ii) permit Compensation Committee members to receive awards thereunder, was approved by a vote of 6,282,405 shares in favor and 147,482 shares opposed. A total of 31,133 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibit Number                        Description
        --------------                        -----------
            10.10                      Compositech Ltd. Amended and
                                       Restated Stock Award Plan

(b)  Reports on Form 8-K

          None

         All other items required in Part II have been filed previously or are not applicable for the quarter ended June 30, 1997.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMPOSITECH LTD.


Dated: August 14, 1997             /s/ Samuel S. Gross
                                   --------------------------------------------
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer and  officer
                                   duly authorized to sign this report on behalf
                                   of the registrant)