Form 10QSB
period 1997-09-30
COMPOSITECH LTD
filed 1997-11-14
CIK 829764

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

                For the quarterly period ended September 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes __X__    No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1997:

     Common Stock $.01 par value                            7,236,631
     ---------------------------
              Class                                      Number of shares

================================================================================

                                COMPOSITECH LTD.


                                      Index

Part I - Financial Information                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Balance Sheets as of  September 30, 1997 (unaudited) and
          December 31, 1996 ..................................................2

         Statements of Operations (unaudited) for the three months
          and nine months ended September 30, 1997 and 1996 ..................3

         Statements of Cash Flows (unaudited) for the nine months
           ended September 30, 1997 and 1996 .................................4

         Notes to Financial Statements (unaudited) ...........................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............................8

Part II - Other Information

Item 2.  Changes in Securities ..............................................12

Item 6.  Exhibits and Reports on Form 8-K ...................................12

Signature ...................................................................13

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                   September 30         December 31
                                                                                                       1997                1996
                                                                                                   ------------        ------------
ASSETS                                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                                        $  2,573,958        $    673,084
  Short-term investments                                                                                                  2,384,700
  Inventories                                                                                           441,578             217,974
  Accounts receivable trade - net                                                                        11,281              66,293
  Prepaid expenses and other                                                                            266,914              66,880
                                                                                                   ------------        ------------
        Total current assets                                                                          3,293,731           3,408,931

Property and equipment at cost - net                                                                  5,271,380           3,866,140
Advance payments on construction-in-progress                                                            237,253             114,712
Deferred debt expense - 5% convertible debentures                                                       564,691
Other assets and other deferred charges                                                                 260,479              58,087
                                                                                                   ------------        ------------
Total assets                                                                                       $  9,627,534        $  7,447,870
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                                 $    604,710        $    691,763
  Deferred salaries - $ 539,904  to  officers/stockholders                                              715,728             715,728
  Accrued interest - $ 67,117 (1997) and all (1996) to stockholders                                      92,823              61,816
  Other accrued liabilities                                                                             424,480             227,889
  Current maturities of  long-term debt - officers / stockholders                                                           100,000
                                                                                                   ------------        ------------
        Total current liabilities                                                                     1,837,741           1,797,196

Long-term debt  to directors/stockholders                                                             1,595,000           1,495,000
5% Convertible debentures  (net of amortized discount of $983,345)                                    6,421,525

Capital lease obligations                                                                                58,172              19,336
Other liabilities                                                                                        37,500              37,500
Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding
  Series A convertible  preferred stock,  par value $3.00 per share;  authorized
    shares - 714,161,    issued and outstanding shares - 614,161 (1997) and
    684,161 (1996)                                                                                    1,842,483           2,052,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares - 6,170,439 (1997) and 6,118,939 (1996)                                61,704              61,189
  Additional paid-in capital                                                                         23,882,758          22,558,933
  Deficit                                                                                           (26,109,349)        (20,573,767)
                                                                                                   ------------        ------------
    Total stockholders' equity                                                                         (322,404)          4,098,838
                                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                                         $  9,627,534        $  7,447,870
                                                                                                   ============        ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30                          September 30
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997               1996
                                                               -----------        -----------        -----------        -----------
Revenues:
  Sales                                                        $   115,999        $    63,100        $   411,467        $   158,152
                                                               -----------        -----------        -----------        -----------
       Total revenues                                              115,999             63,100            411,467            158,152
                                                               -----------        -----------        -----------        -----------

Costs and expenses:
  Manufacturing expenses                                         1,485,353            671,757          3,640,969          2,011,119
  Selling, general and administrative                              384,451            313,693          1,176,440            821,552
  Research and development                                          12,765             27,418             58,970             82,900
                                                               -----------        -----------        -----------        -----------

      Total operating expenses                                   1,882,569          1,012,868          4,876,379          2,915,571
                                                               -----------        -----------        -----------        -----------

(Loss) from operations                                          (1,766,570)          (949,768)        (4,464,912)        (2,757,419)

Other income (expenses):
  Interest income                                                   35,397             73,167             74,230             97,258
  Interest expense
     (net of interest capitalized of $103,000
     (1997) and $15,000 (1996))                                    (89,291)           (33,821)          (107,974)          (308,857)
  Amortization of debt discount and expenses                      (911,263)          (224,814)        (1,032,465)          (380,734)
  Other                                                            (12,921)             1,117             (4,461)             8,735
                                                               -----------        -----------        -----------        -----------
                                                                  (978,078)          (184,351)        (1,070,670)          (583,598)

                                                               -----------        -----------        -----------        -----------
Net (loss)                                                     ($2,744,648)       ($1,134,119)       ($5,535,582)       ($3,341,017)
                                                               ===========        ===========        ===========        ===========
Net (loss) per share                                           ($     0.42)       ($     0.19)       ($     0.86)       ($     0.68)
                                                               ===========        ===========        ===========        ===========

Shares used in computing net (loss) per share                    6,465,097          6,013,353          6,462,401          4,917,136
                                                               ===========        ===========        ===========        ===========

See accompanying notes.

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                   --------------------------------
                                                                                                       1997                1996
                                                                                                   ------------        ------------
Cash Flows from Operating Activities
Net (loss)                                                                                         ($ 5,535,582)       ($ 3,341,017)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                             325,104             192,161
    Loss on disposal of property and equipment                                                            9,613
    Amortization of debt discount and expenses                                                        1,032,465             380,734
    Changes in operating assets and liabilities:
       Inventories                                                                                     (229,604)           (110,875)
       Accounts receivable - trade                                                                       55,012              (8,869)
       Prepaid expenses and other                                                                      (200,034)             19,836
       Other assets and other deferred charges                                                          (95,180)             14,911
       Accounts payable                                                                                 (87,053)            247,026
       Deferred salaries                                                                                                    (93,001)
       Accrued interest                                                                                  31,007             (87,146)
       Other accrued liabilities                                                                        168,260             206,350
                                                                                                   ------------        ------------
          Net cash and cash equivalents  used in operating activities                                (4,525,992)         (2,579,890)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                             (1,638,450)           (782,473)
Advance payments on construction-in-progress                                                           (122,541)           (290,140)
Patent costs deferred                                                                                  (111,383)
Short term investments - maturities                                                                   2,384,700
                                                                                                   ------------        ------------
          Net cash and cash equivalents (used in) provided by investing activities                      512,326          (1,072,613)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                               47,520          11,350,850
Net proceeds from notes payable                                                                                             145,687
Net proceeds received from convertible debentures                                                     5,891,189
Payment received on notes receivable                                                                                        750,000
Payment of capital lease obligations                                                                    (24,169)
Payment of notes payable                                                                                                 (4,137,500)
                                                                                                   ------------        ------------
        Net cash and cash equivalents provided by financing activities                                5,914,540           8,109,037
                                                                                                   ------------        ------------
        Increase in cash and cash equivalents                                                         1,900,874           4,456,534
        Cash and cash equivalents at beginning of period                                                673,084             925,848
                                                                                                   ------------        ------------
        Cash and cash equivalents at end of period                                                 $  2,573,958        $  5,382,382
                                                                                                   ============        ============

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                $     91,336
                                                                                                   ============
Cash paid for:
  Interest                                                                                         $    164,324        $    436,198
                                                                                                   ============        ============


See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1997


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share as of September 30, 1997 and September 30, 1996 is not material.

     Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 1996 to conform to presentations for the three months and nine months ended September 30, 1997.

Note 2 -Long Term Debt


     From May 28 through August 5, 1997, the Company issued $6,505,000 of 5% convertible debentures (the "Debentures") in a private placement for which the Company received net proceeds of approximately $5,900,000 after the payment of commissions and expenses. The Debentures were issued to provide funds to obtain additional production equipment and for working capital. Interest is payable quarterly. The Debentures are due May 31, 2000 and are partially collateralized either by the equipment to be obtained with the proceeds or certain existing production equipment. The Debentures are convertible into shares of Common Stock commencing August 26, 1997 at the lesser of (i) $6.00 per share or (ii) (a) from August 26, 1997 to November 24, 1997, 85% and (b) from November 25, 1997 to maturity, 80% of the closing bid price of the Common Stock as reported on The Nasdaq SmallCap Market(SM) for the five trading days prior to the date of conversion. The Company may repurchase any of the individual Debentures at a 25% premium if the closing bid price of the Common Stock is less than $4.00 for any two days out of a five day trading period. Trautman Kramer & Company Inc., the placement agent, received warrants to buy 182,140 shares of the Company's Common Stock, at $6.00 per share, as partial compensation in connection with the sale of Debentures. The value of the warrants have been estimated at $91,070. Accordingly, additional paid in capital was credited with $31,500 in the second quarter of 1997 and was credited with $59,570 in the third quarter of 1997. The debt discount resulting from the warrants and the related commissions and expenses are being amortized over the life of the Debentures.

     Based on a recent SEC pronouncement, due to the difference between the fair market value of the Common Stock on the dates the Debentures were sold and the earliest discounted conversion price, the Company recognized deferred financing costs of $114,000 in the second quarter of 1997 and $861,750 in the third quarter of 1997. The deferred financing cost were amortized over the periods from issuance to August 26, 1997, the date on which the Debentures first became convertible. Management believes that the proceeds received from the Debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

     In September 1997, the due date of notes payable to stockholders in the amount of $100,000 was extended to January 2, 1999. In this connection, warrants to purchase 30,000 shares of common stock were issued at an exercise price of $6.09 per share, the market value at the date of the extension, expiring in September 2002.

     Subsequent to September 30, 1997, the due date of notes payable to directors/stockholders in the amount of $1,495,000 was extended to January 2, 1999. The notes payable are shown as non-current liabilities in the accompanying balance sheet.

     Substantially all of the Company's production equipment, patents and patent applications are collateral for the above mentioned debt.

Note 3 - Common Stock Issuances and Stock Options

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

     In the nine months ended September 30, 1997, 70,000 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 35,000 shares of common stock, resulting in a decrease in Series A convertible preferred stock of $210,000, an increase in common stock of $350 and an increase in additional paid-in capital of $209,650.

     In September 1997, warrants to purchase 16,500 shares of the Company's common stock were exercised at an exercise price of $ 3.00 per share, resulting in an increase in common stock of $ 165 and an increase in additional paid in capital of $ 47,355, net of expenses.

     Note 4 - Net Loss Per Share

     Net loss per share is based on the weighted average number of shares of common stock outstanding assuming the conversion of the Series A convertible preferred stock into common stock.

     Note 5 - Subsequent Events

     On October 16, 1997, the Company closed its previously announced transaction with four Quebec institutional investors (collectively, the "Quebec Investors") to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The investor group is comprised of four institutional investors: Societe Generale de Financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of approximately $11 million with the balance to be in debt financing for which firm commitments have been obtained from the National Bank of Canada and governmental agencies. The Company's $5,426,917 capital investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's Common Stock at $5.09 per share, resulting in an increase in common stock of $10,662 and an increase in additional paid in capital of $5,408,755, net of expenses. The Quebec Investors have an option to sell their 50% interest in the joint venture to the Company for a like number of shares and, under certain circumstances, the Company has an option to purchase the interest for the same number of shares. The plant is planned to start production late in 1998 or early in 1999 with an anticipated annual production capacity of approximately 10 million square feet.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and in the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on November 4, 1997.

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, designed and assembled an initial production module to produce 36" x 48" laminates, designed, assembled and started up additional production modules obtained with part of the proceeds of its IPO in order to achieve commercial levels of production.

     During 1996 and continuing through the third quarter of 1997, the Company has been producing and selling its laminates in limited quantities for qualification and use in production by its customers. The Company recently added production modules to achieve higher quantity levels and economies of scale. This expansion is the first production-scale expansion undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. Process disruptions have occurred, resulting in delays in product shipments. Process disruptions were due to machine breakdowns, lack of adequate interior atmospheric control of temperature and humidity, electric utility power failures, problems of breaking in an expanded workforce, contamination generated during installation of equipment and development of processes, and recently, defective incoming copper foil. The Company has obtained an alternate source of supply for copper foil and also has explored solutions with the previous supplier. There can be no assurance that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

     Through December 31, 1996, the Company had been in the development stage because it had not generated significant revenues from its planned principal operations. Based on the level of production and sales anticipated for 1997, the Company has concluded that it is no longer in the development stage as of January 1, 1997.

Results of Operations

     Sales of laminates increased to $115,999 for the three months ended September 30, 1997 from $63,100 for the three months ended September 30, 1996 and to $411,467 for the nine months ended September 30, 1997 from $158,152 for the nine months ended September 30, 1996. The increase resulted from additional orders of laminates by customers but was limited by the production constraints referred to above and by delays in customers' programs for which Compositech's laminates were qualified.

     Research and development expenses decreased to $12,765 for the three months ended September 30, 1997 from $27,418 for the three months ended September 30, 1996 and to $58,970 for the nine months ended September 30, 1997 from $82,900 for the nine months ended September 30, 1996, reflecting a concentration on manufacturing activities. Manufacturing expenses increased to $1,485,353 for the three month period ended September 30, 1997 from $671,757 for the three months ended September 30, 1996 and to $3,640,969 for the nine months ended September 30, 1997 from $2,011,119 for the nine months ended September 30, 1996, reflecting the higher levels of production during 1997, affected by the production yields referred to above and the addition of manufacturing personnel to meet anticipated increases in production levels.

     Selling, general and administrative expenses increased to $384,451 for the three months ended September 30, 1997 from $313,693 for the three months ended September 30, 1996 and to $1,176,440 for the nine months ended September 30, 1997 from $821,552 for the nine months ended September 30, 1996. Legal and other expenses related to being a public company increased $109,000 for the nine months ended September 30, 1997 as compared with the nine months ended September 30, 1996. Other increases were approximately $225,000 in personnel costs and $34,000 in insurance related to increases in commercial activities.

     Interest expense (net of interest capitalized) increased to $89,291 for the three months ended September 30, 1997 from $33,821 for the three months ended September 30, 1996 and decreased to $107,974 for the nine months ended September 30 from $308,857 for the nine months ended September 30, 1996. The increase in the three-month period is related to the borrowing costs of the 5% convertible debentures, while the decrease in the nine-month period was due to the repayment of a large portion of the Company's debt with the proceeds of the Company's IPO in July 1996. Amortization of debt discount and expenses increased to $911,263 for the three months ended September 30, 1997 from $224,814 for the three months ended September 30, 1996 and to $1,032,465 for the nine months ended September 30, 1997 from $380,734 for the nine months ended September 30, 1996. The amortization of the deferred financing cost included therein (see Note 2 to the financial statements ) was $861,750 for the three months ended September 30, 1997 and $975,750 for the nine months ended September 30, 1997.

     The foregoing resulted in the Company having a net loss of $2,744,648 for the three months ended September 30, 1997 compared with $1,134,119 for the three months ended September 30, 1996 and $5,535,582 for the nine months ended September 30, 1997 compared with $3,341,017 for the nine months ended September 30, 1996. Increases in sales revenue and decreases in interest expense were more than offset by increases in manufacturing, selling, general and administrative expenses, and the amortization of debt discount applicable to the Debentures.

Liquidity and Capital Resources

     Prior to its IPO, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company.

     The Company has been a development stage company through December 31, 1996 and has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1996 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1997. As of September 30, 1997, the Company had approximately $2.6 million of available cash resources which the Company believes will be necessary to meet its cash needs for operations and equipment purchases for the remainder of its fiscal year. However, the Company will require additional financing thereafter to cover operating expenses and expenditures for additional production equipment until revenues from operations are sufficient for these purposes. Such additional financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings or other financings. There can be no assurance that additional financing will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. The foregoing is based on important assumptions regarding a number of factors and future events, some of which are beyond the Company's control including risks and uncertainties described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

     On October 16, 1997, the Company closed its previously announced transaction with four Quebec institutional investors to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. See Note 5 of the Notes to Financial Statements. The plant is planned to start production late in 1998 or early 1999 with an anticipated annual production capacity of approximately 10 million square feet.


Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

     Net cash and cash equivalents used in operating activities increased to $4,525,992 for the nine months ended September 30, 1997 from $2,579,890 for the nine months ended September 30, 1996. Prepaid expenses increased in the nine month period ended September 30, 1997 by $200,034 relating to costs of the Montreal joint venture and tooling costs. The increased net loss, increase in prepaid expenses, increase of deferred charges related to the Montreal joint venture and a reduction in the rate of increase of accrued liabilities represent the principal components of the increase in funds used, partly offset by increased amortization of debt discount and expenses.

     Net cash and cash equivalents provided by investing activities amounted to $512,326 for the nine months ended September 30, 1997, compared with net cash and cash equivalents used in investing activities of $1,072,613 for the nine months ended September 30, 1996. Capital expenditures for equipment and advance payments for equipment increased to $1,760,991 for the nine months ended September 30, 1997 from $1,072,613 for the nine months ended September 30, 1996. The increase resulted from design, engineering and construction of additional production modules as part of the expansion program and the upgrading of existing equipment. Patent costs deferred totaled $111,383 for the nine months ended September 30, 1997. Maturities of short term U.S. Government securities during the nine months ended September 30, 1997 accounted for $2,384,700 of funds provided by investing activities.

     Cash flows from financing activities decreased to $5,914,540 for the nine months ended September 30, 1997 from $8,109,037 for the nine months ended September 30, 1996. The nine months ended September 30, 1997 included the issuance of the Debentures resulting in net proceeds of $5,891,189 and the exercise of warrants resulting in net proceeds of $47,520. The principal financing activities in the nine months ended September 30, 1996 were (i) net proceeds from the issuance of common stock in the IPO of $9,920,071 and in private placements of $1,430,779, (ii) net proceeds from notes payable of $145,687, (iii) the collection of $750,000 of notes receivable received in connection with the 10% Secured Note financing in 1995 and (iv) the payment of notes payable of $4,137,500, of which $4,055,000 was from the proceeds of the IPO.

Part II - Other Information

Item 2. Changes in Securities

     (c)  Recent Sales of Unregistered Securities.

     On September 4 and September 12, 1997, the Company issued to two investors an aggregate of 16,500 shares of common stock upon their exercise of outstanding stock purchase warrants to purchase the Company's common stock at an exercise price of $3.00 per share, or $49,500 in the aggregate. The stock purchase warrants were originally issued to the investors in a 1995 private placement to accredited investors. The sales of common stock upon exercise of the stock purchase warrants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as transactions not involving a public offering.

     During the three month period ended September 30,1997, the Company had closings on an aggregate of $4,255,000 of 5% Convertible Debentures (the "Debentures") (net proceeds to the Company of approximately $3,869,000) in a private placement to accredited investors. Closings in this private placement during this period took place on each of July 21, July 24, August 4 and August 5, 1997. The sales of the Debentures were exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as transactions not involving a public offering. The Debentures are convertible into shares of the Company's common stock pursuant to the terms described in Note 2 to the Financial Statements. Trautman Kramer & Company, Inc. served as the Company's placement agent for the private placement. In May and June of 1997, the Company had prior closings on a aggregate of $2,250,000 in Debentures (net proceeds to the Company of approximately $2,022,000) with substantially similar terms as the investments described above.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K None

     All other items required in Part II have been filed previously or are not applicable for the quarter ended September 30, 1997.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMPOSITECH LTD.



Dated: November 14, 1997                     /s/ Samuel S. Gross
                                             -----------------------------------
                                             Executive    Vice   President   and
                                             Treasurer   (Principal   Accounting
                                             Officer and officer duly authorized
                                             to sign  this  report  on behalf of
                                             the registrant)