Form 10KSB
period 1997-12-31
COMPOSITECH LTD
filed 1998-03-31
CIK 829764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for fiscal year ended December 31, 1997: $507,403

     As of March 17, 1998, there were 10,188,380 shares of the registrant's Common Stock, $.01 par value outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, as of March 17, 1998 was approximately $19,740,000.

Documents Incorporated By Reference: Portions of the issuer's Proxy Statement for its 1998 Annual Meeting of Stockholders scheduled to be held on June 23, 1998, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                     PART I

Item 1. Description of Business

General

Compositech Ltd. (the "Company" or "Compositech") was founded in 1984 by Jonas Medney and Fred Klimpl, its Chairman and President, respectively, to develop and market innovative superior copper-clad fiberglass epoxy laminates used to make printed circuit boards required by the electronics industry. The Company was incorporated in the State of New York on June 13, 1984 and was merged into a newly formed Delaware corporation on January 29, 1988. The primary innovation of Compositech was to replace the fiberglass cloth component of the laminate with a more modern and structurally efficient fiberglass core resulting from a uniform, orthogonally layered construction. The Company has received grants of 26 patents covering its products, processes and apparatus, including five in the United States, and has submitted eight additional patent applications. The most recent patents granted were three in Japan and one in Hong Kong. The Company was a development stage company through 1996. Based on the level of production and sales for 1997, the Company has concluded it was no longer in the development stage as of January 1, 1997. Based on its own benchmark testing and evaluations by customers and other potential users, the Company believes that it has succeeded in developing a laminate that is superior to competitive copper-clad fiberglass epoxy laminates.

On July 9, 1996, the Company received net proceeds of approximately $9.9 million from its initial public offering ("IPO"). Approximately $4.3 million was used to reduce debt substantially and pay accrued interest. The Company used the remaining proceeds to add production modules to its existing equipment and for working capital.

From May through August 1997, the Company issued $6,505,000 of 5% Convertible Debentures (the "Debentures") in a private placement and received net proceeds of approximately $5.9 million for working capital and to obtain additional production equipment. Through March 15, 1998, $3,295,000 of debentures were converted into 2,324,132 shares of common stock.

The Company's innovative laminates are produced using proprietary processes and machinery, designed by the Company's engineering staff. The patents on the laminates, processes and apparatus are supplemented with other proprietary technology unprotected by patents and considered by the Company to be of substantial value.

Compositech's laminate construction is structurally more efficient than competitive copper-clad fiberglass epoxy laminates designated "FR-4", which is the industry standard, resulting in enhanced smoothness and greater dimensional stability. The Company believes, based on results of customers' evaluations, that its improved products can economically replace the fiberglass woven cloth epoxy laminates currently used in the electronics industry. According to the Institute for Interconnecting and Packaging Electronic Circuits (the "IPC"), this market exceeded $2.9 billion in 1996.

The Company successfully constructed, debugged and operated its first pilot plant production equipment for laminates with a panel size of 24" x 24" in 1991. In 1991 and 1992, Compositech recruited an initial sales staff to develop the market potential of its product, continued refining its product and designing its production equipment to manufacture laminates with a panel size of 36" x 48" and initiated a sampling program targeted at major potential customers. In 1994, the Company started up and began debugging its first production module to manufacture 36" x 48" laminates and, in 1995 and 1996, produced laminates on this equipment in limited quantities for the purpose of making modifications to the production processes constituting the module and reformulating the laminates produced by the module. In the last quarter of 1996, the Company began installation of advanced production equipment which was completed in 1997.

Throughout 1997, the Company continued to adjust and enhance its production equipment and its manufacturing processes. The Company also worked on and solved problems with incoming materials and interior environment which affected manufacturing yields. Sales consisted of qualifying orders and small production runs.

On October 16, 1997, the Company closed its transaction with four Quebec institutional investors (collectively, the " Quebec Investors") to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The investor group is comprised of four institutional investors: Societe generale de financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of approximately $11 million with the balance to be in debt financing for which firm commitments have been obtained from the National Bank of Canada and governmental agencies. The Company's approximately $5.4 million capital investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's Common Stock. The Quebec Investors have an option to sell their 50% interest in the joint venture to the Company for a like number of shares and, under certain circumstances, the Company has an option to purchase the interest for the same number of shares. The plant is planned to start production in 1999 with an anticipated annual production capacity of approximately 10 million square feet.

On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Fidelity Venture Capital Corp. of Taiwan ("Fidelity") to establish a joint venture to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and it will receive additional up-front license payments of $1 million and, will in turn, invest $500,000 in the joint venture, upon the achievement of certain milestones. As part of the transaction, the joint venture acquired 587,372 shares of the Company's common stock for $1 million and agreed to buy a like amount of shares for another $1 million within 30 days following approval of the joint venture license by the science park where it is proposed to be located. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Fidelity provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment.

Industry Overview

Initially, most circuit boards had circuits (traces) on one or two sides. In the last ten years, rapid technological advances in both semiconductor design and fabrication techniques have placed significant demands on the performance of printed circuit boards. Greater circuit density, complexity and miniaturization have increased demand for more sophisticated printed circuit boards. In response to this demand, multilayer printed circuit boards were developed which incorporate multiple layers of metallic traces. The several layers of circuitry are aligned and bonded together in a stack to form a multilayer board with both horizontal and vertical electrical interconnections. Further circuit board sophistication is currently being achieved by decreasing the width and separation of the traces, drilling and plating smaller holes to connect the internal trace layers and precisely situating the traces and pads on the board surface to accommodate surface mount components.

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

Compositech's technology is targeted at the fiberglass laminate segment of the laminate industry. According to the IPC, in 1996 the single- and double-sided laminate market was approximately $1.2 billion and the multilayer/high performance laminate market was approximately $1.7 billion, totaling $2.9 billion. In these two segments, the United States' share was approximately $790 million experiencing a growth rate of 20% for 1996.

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

Compositech's Laminates. CL200+ is the introductory Compositech laminate. This laminate uses the same basic raw materials as conventional laminates: fiberglass yarn, epoxy resin and copper foil. Compositech combines these materials into a unique, more efficient laminate. Conventional laminates are made from woven fiberglass cloth in which the yarn is twisted and crimped in the weaving process. The resultant weave pattern is impressed into the copper foil, thereby roughening the surface of the laminate. In the construction of Compositech's laminates, the filaments of fiberglass are wound in orthogonal layers of flat, continuous parallel filaments. This construction creates the enhanced smoothness and improved dimensional stability of Compositech's laminates.

High processing temperature tolerance is necessary for soldering components to circuit boards. CL200+ uses a proprietary epoxy resin formulation that, according to Company tests, results in a thermal rating over 200(degree)C, principally because of the formulation, which is generally 20(degree)C to 80(degree)C higher than other copper-clad fiberglass epoxy laminates. Certain laminates produced from materials other than fiberglass epoxy, addressing a small, higher cost end of the market, have thermal ratings which equal or exceed those of the Company's introductory CL200+ laminates.

Management believes that the benefits of Compositech's laminates should enable the printed circuit board industry to:

     o    Decrease costs through  reducing waste in the  manufacture of existing
          boards  because  the  improved  dimensional   stability,   temperature
          tolerances and enhanced smoothness increase manufacturers' yields.

     o Accelerate the development of new products requiring denser circuitry by permitting finer lines and smaller pads. A pad is a portion of a conductive pattern which is usually, but not exclusively, used for the connection and/or attachment of components.

Compositech's Strategy

The Company's objective is to be the leading manufacturer of copper-clad fiberglass epoxy laminates for electronics equipment. The Company expects to achieve this position through the effective exploitation of its patented and proprietary products and processes.

Management has targeted the $1.7 billion multilayer laminate market sector for its initial sales efforts to establish its laminates as the leading-edge technology for current and future economical production of printed circuit boards.

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

Management believes that the Company's technology has global potential. According to IPC data, approximately 70% of the world laminate market is outside of North America. The Company plans to export its products and form strategic alliances to manufacture and market its laminates internationally.

The  foregoing  strategic  objectives  represent   anticipated   accomplishments
dependent on future events. As in the case of all forward looking statements, the Company can not ensure that it will achieve these goals.

Marketing and Customers

The Company's marketing efforts are directed to establishing good working relations with leading-edge producers of circuit boards. According to the IPC, there are over 670 manufacturers of printed circuit boards in North America with 18 companies comprising over one-third of the market. The Company has sold its laminates principally on a test basis to a select group of these companies considered to be the key companies for Compositech's growth. During the past three years, Compositech has encouraged benchmark comparisons of its laminates with current laminates which have included qualities such as dimensional stability, smoothness, flatness and thermal processing. In virtually all of these evaluations, CL200+ has proven superior to current laminates. These results have led several manufacturers to begin to use CL200+ for current production applications in limited quantities. Recently, sales have been affected by delays in or cancellation of customers' program for which Compositech's laminates had been qualified. These companies, part of the 18 companies mentioned above, include AMP Incorporated ("AMP"), VIASYSTEMS Technologies Corp., successor to Lucent Technologies, Inc. (formerly part of AT&T Corp.), HADCO Corporation, Merix Corporation, North American Printed Circuits (a division of TYCO International Ltd.) and Teradyne, Inc. Customers benefit from increased production yield primarily by reducing waste caused by circuitry misalignment.

Compositech's laminates are designed and have proven to be directly substitutable for conventional laminates in the circuit board production process as demonstrated by their use in production by customers. This compatibility enables the circuit board manufacturer to substitute Compositech's laminates without the need for additional equipment or new process technology.

The Company markets to circuit board manufacturers in the United States and Canada with its own direct sales force recently supplemented by two independent sales representatives. The Company's own sales force currently consists of its President, its Vice President of Sales and a marketing associate. The Company plans to use additional independent sales representatives and distributors to expand sales.

Although the Company does not believe that ultimately its business will be dependent upon a single customer, in view of limited production capacity the Company currently is focusing its efforts on a number of select accounts. In 1997, HADCO Corporation and Merix Corporation represented 75% and 18% respectively, of the Company's net sales. The printed circuit board industry generally follows a "just-in-time" strategy by purchasing laminates only as they are required for production runs. Accordingly, the Company currently does not have a significant backlog of sales commitments as the orders are matched to the Company's present production capacity. The Company expects the backlog to increase in relation to its planned production expansion.

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

     The expansion of the Company's production facilities in 1997 and increments planned for 1998 increase its annual capacity significantly. This expansion is the first production-scale expansion undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiency and yield.

Materials and Sources of Supplies

     The principal materials used in the manufacture of the Company's laminates are copper foil, fiberglass yarn and specially formulated resins and chemicals. The Company's policy is to identify and concentrate on a limited number of chosen suppliers. The Company's major suppliers are Circuit Foil USA, Inc. for copper foil; Owens Corning for fiberglass yarn; John C. Dolph Company for resins; and Lonza Inc. for certain chemicals. The Company attempts to develop and maintain close working relationships with those chosen suppliers who comply with the Company's stringent technical requirements and specifications. The Company has identified alternative sources of supply for each of the required materials. However, there exists a limited number of qualified suppliers of these materials, and although the Company considers its relationships with its suppliers to be satisfactory, a disruption of the supply of material from one or more of the Company's principal suppliers could adversely affect its business. Substitutes for some of these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the business of the Company.

     In 1995, some raw material shortages were reported to the Company by certain of its suppliers and in 1997, the Company encountered high levels of defects in incoming copper foil. Although the Company is not experiencing any such shortages or high levels of defects currently, no assurance can be made that it can obtain adequate quality supplies necessary for its planned expansion.

Patents and Proprietary Information

     The Company continues to build a patent estate to protect its technology. Twenty-six patents have been granted in the United States and internationally. The U.S. patents granted expire from 2007 to 2012. The foreign patents generally have expiration dates from 2004 to 2009. Eight patent applications in the U.S. and internationally are currently pending. These patents and applications cover the unique laminate product and the process and equipment used for producing the laminates. The patents also cover a precision multilayer process and a circuit transfer process. Additional inventions have been disclosed to the Company's patent attorneys and may be the subject of future patent applications.

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

     In June 1990, HT Troplast AG ("HT"), a former manufacturer of laminates for printed circuit boards and an indirect subsidiary of the Veba Group, a German industrial group, invested $6 million in the Company and agreed to provide technical and marketing assistance at no cost for a 25% equity share in the Company and the exclusive right to produce and market Compositech's laminates in Europe, the countries of the former Soviet Union and Turkey. To date, HT has provided assistance with product quality standardization, customer evaluations, laboratory testing, engineering, patent advice, research, manufacturing cost comparisons, Asian prospective licensee contacts and production management. In accordance with the corporate strategy of its parent company, HT discontinued its manufacturing operations for epoxy and fiberglass laminates in 1994 and for all laminates in 1995, but it continues to make technical and marketing assistance available to the Company. Pursuant to existing agreements with HT, the Company has the obligation to sell in the above described territories only through HT and HT continues to retain Board representation.

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

     The Company expended approximately $77,000 and $153,000 for research and development during the years ended December 31, 1997 and 1996, respectively, reflecting the shift in emphasis to manufacturing activities.

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

Employees

     The Company has 75 full-time employees. None of the employees is subject to collective bargaining agreements. Management considers its labor relations to be satisfactory and believes that there is an adequate pool of labor available to satisfy foreseeable hiring needs.

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

Development Stage Company Until December 31, 1996; Ability to Continue as Going Concern; Uncertainty of Future Financial Results

     The Company was a development stage company through December 31, 1996 and has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. As of December 31, 1997, the Company had an accumulated deficit of $27,971,370. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding to cover operating expenses and expenditures for additional production equipment until revenues from operations are sufficient for these purposes. The Company expects that significant operating losses will continue for a substantial part, or all, of 1998. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations.

Need for Additional Financing

     The Company's available funds, without giving effect to alternative sources of revenue, is not sufficient to raise the Company's production level to profitability or provide sufficient working capital for expansion of sales. The Company will need additional funding for operations in 1998 and additional funding is being sought. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. There can be no assurance that additional funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities or securities convertible into equities, the percentage ownership of then current stockholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of Common Stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly.

Liens on Assets and Patents

     Notes payable to stockholders of $100,000 and notes payable to stockholders/directors/officers in the amount of $675,000 due January 2, 1999 (as extended) are collateralized by a second lien on U.S. Patents and Patent Applications. Notes payable to stockholders/directors/officers in the amount of $745,000 due January 2, 1999 (as extended) are collateralized by a first lien on the Company's patents, patent applications and certain production equipment. In connection with the issuance of 5% Convertible Debentures (the "Debentures"), the Company granted security interests as follows: Debentures currently outstanding in the amount of $500,000 are collateralized by certain existing production equipment (two vacuum molding presses and one winding machine) and Debentures currently outstanding in the amount of $2,740,000 are partially collaterialized by a vacuum molding press and capital equipment being bought with the proceeds of the Debentures. If there is a default under the Debentures or the notes, the Company could lose all or most of its patents and equipment thus requiring it to negotiate new and disadvantageous terms or causing it to cease operations.

Competition

     The laminate manufacturing business is highly competitive. The Company's competitors include major corporations, such as General Electric Company and AlliedSignal Inc., which have substantial financial, marketing and technical resources. In 1994, the Company granted patent immunity on its product patents to AMP and Akzo Electronics Products NV, which, at the time, were operating a joint venture which was developing a new process to make linear laminates. The Company may need to raise substantial additional resources to compete effectively. There is no assurance that the Company will be able to compete successfully in the future.

Management of Growth

     The Company intends to expand significantly its overall level of operations. Any such expansion, however, is expected to strain the Company's management, technical, financial and other resources. To manage growth effectively, the Company must add manufacturing capacity and additional personnel while maintaining a high level of quality and achieving good manufacturing efficiency and while expanding, training and managing its employee base. The Company's failure to add capacity and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance Upon Key Personnel

     The Company believes that its success will depend to a significant extent upon the efforts of its senior management, including Jonas Medney, its Chairman and Chief Executive Officer, and Fred E. Klimpl, its President and Chief Marketing Officer, who together invented its technology and founded the Company. The Company maintains and is the beneficiary of $2 million key person life insurance policies on each of Messrs. Medney and Klimpl. The loss or unavailability of either Mr. Medney or Mr. Klimpl or other senior management could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Single Manufacturing Facility

     The Company's current laminate manufacturing operations are centralized in one building in Hauppauge, New York, although the joint venture in Montreal plans to build an additional larger plant in Montreal and the joint venture in Taiwan plans to build a third plant. See Item 1. "Description of Business - General". Because currently the Company does not operate multiple facilities in different geographic areas, the ability to service large orders may be affected. Further, a disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Production Quality and Production Costs; Process Disruption

     The Company has had limited experience in producing laminates on its production-scale modules. The Company recently added production modules to achieve higher quantity levels and economies of scale. This expansion is the first production-scale expansion undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. Process disruptions have occurred, resulting in delays in product shipments. Process disruptions were due to machine breakdowns, lack of adequate interior atmospheric control of temperature and humidity, electric utility power failures, problems of breaking in an expanded workforce, contamination generated during installation of equipment and development of processes, and defective incoming copper foil. There can be no assurance that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

Significant Customers

     Due to limited productive capacity, the Company has been focusing its efforts on a few select accounts. During 1997, HADCO Corporation and Merix Corporation accounted for 75% and 18%, respectively, of sales. Loss of these customers could have a material adverse effect on the Company's business.

Technological Change

     The Company's laminates are used in the electronic printed circuit board industry which could encounter competition from new technologies in the future and reduce the number of circuit boards required in electronic equipment or render existing interconnect technology less competitive or obsolete.

Availability of Materials; Price Fluctuations of Raw Materials; Dependence Upon Third-Party Supplier

     Raw materials used by the Company to produce laminates are purchased by the Company and in certain circumstances the Company bears the risk of price fluctuations. In addition, shortages of and defects in certain types of materials have occurred in the past and may occur in the future. During 1997 the Company experienced defects in incoming copper foil used to make laminates. The Company has obtained an alternate source of supply and also has explored solutions with the previous supplier. Future shortages, defects or price fluctuations in raw materials could have a material adverse effect on the Company's business, financial condition and results of operations. Owens Corning, a major fiberglass manufacturer, has developed and continues to develop products to meet the Company's processing and product requirements. Should this manufacturer not continue supplying the Company's quality and quantity needs, the Company would have to secure another supplier. Such event could have a material adverse effect on the Company's ability to supply customers and could reduce expected sales and increase the costs of manufacture. No assurances can be given that an alternative supplier could meet the Company's quality and quantity needs on satisfactory terms.

Patents and Intellectual Property Protection

     The Company believes that its patent estate and its know-how are important for the protection of its technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that such patents will provide substantial protection with respect to the Company's product, process or competitive position. In addition, certain proprietary information which is considered to be of substantial value is not covered by patents and, along with the Company's other intellectual property, is subject to misappropriation or obsolescence. In addition, the Company has granted certain immunities on its product patents to potential competitors of the Company, AMP and Akzo Electronics Products NV. The Company, under a license, has granted HT Troplast AG ("HT"), a principal stockholder of the Company, the exclusive right to produce and market Compositech's laminates in Europe, the countries of the former Soviet Union and Turkey. HT has exited the laminate business and no longer pursues an active role therein. However, the license remains in effect and can only be assigned to entities in which HT's ultimate parent company, Veba AG, has directly or indirectly an over 50% interest. Pursuant to the agreement, the Company has the obligation to sell only through HT in such territories.

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

Control by Existing Stockholders

     As at December 31, 1997, officers, directors and certain other significant stockholders of the Company owned approximately 52.8% of the Company's Common Stock and voting preferred stock, including stock options and warrants exercisable within 60 days. It is expected that these stockholders will continue to control the management and policies of the Company, including, without limitation, the power to elect and remove a majority of directors of the Company and the power to approve any action requiring common stockholder approval. In addition, some of these officers, directors and other stockholders, in connection with certain outstanding loans, have a security interest in the Company's manufacturing equipment and all of the Company's patents and patent applications or in the Company's U.S. patents and patent applications.

Quotation of Securities on The Nasdaq SmallCap MarketSM; Possible Loss of Quotation of Securities

     The Common Stock and Redeemable Common Stock Warrants (collectively the "Securities") are quoted on The Nasdaq SmallCap MarketSM. There can be no assurance that the Company will continue to meet the maintenance criteria for continued listing of the Securities on The Nasdaq SmallCap MarketSM. The minimum listing requirements for The Nasdaq SmallCap MarketSM include, among other criteria, (i) net tangible assets of at least $2.0 million, or market capitalization of $35 million, or net income of $500,000 (in the latest fiscal year or two of the last three fiscal years), and (ii) a minimum bid price per share of $1.00, a market value of the public float of $1.0 million, 300 round lot shareholders and two market makers. Furthermore, The Nasdaq SmallCap MarketSM listing and maintenance criteria may become more stringent over time and thus more difficult for the Company to meet. Failure to meet the maintenance criteria may result in the discontinuance of the inclusion of the Securities in The Nasdaq SmallCap MarketSM. In such event, trading, if any, in the Securities may continue to be conducted in non-Nasdaq over-the-counter markets and investors may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Securities. The Common Stock would then be subject to the risk that it could become characterized as low-priced or "penny stock," which characterization could severely affect market liquidity.

Penny Stock Regulation

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock becomes subject to the penny stock rules, investors may find it more difficult to sell their Common Stock.

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

Item 4A. Directors, Executive Officers, Promoters and Control Persons

     The following table lists the Company's current directors and executive officers.

     Name                              Age    Position(s) With the Company
     ----                              ---    ----------------------------
     Jonas Medney                      69     Director, Chairman
     Fred E. Klimpl                    63     Director, President and Secretary
     Samuel S. Gross                   71     Director, Executive Vice President and Treasurer
     Willard T. Jackson(1)(2)          70     Director
     Pierre Laflamme                   51     Director
     Robert W. Middleton(2)            59     Director
     Heinz-Gerd Reinkemeyer(1)         60     Director
     James W. Taylor(1)(2)             79     Director

----------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee


     The following table lists other management personnel:

     Name                              Age    Position(s) With the Company
     ----                              ---    ----------------------------
     Richard E. DePoto                 40     Vice President, Manufacturing Operations
     Richard Lucier                    64     Vice President, Sales
     Ralph W. Segalowitz               39     Vice President, Engineering
     Kenneth J. Thompson               40     Controller
     Lucille Mavrokefalos              45     Director of Administration and Assistant Secretary

Management and Directors

     Jonas Medney, Director, Chairman and Chief Executive Officer, has over 40 years of experience in the composites industry and has more than 50 patents. Mr. Medney has been a director and Chairman of the Company since its inception in 1984. He co-founded Lamtex Industries, a public company which was a pioneer in filament-wound composites, which was acquired by Koppers Company in 1963. He co-founded Fiberglass Resources Corporation, a manufacturer of filament wound epoxy pipes and conduits, with Mr. Klimpl. This company was acquired by Koch Industries in 1983. Mr. Medney is a graduate of the Massachusetts Institute of Technology (B.S. Mechanical Engineering).

     Fred E. Klimpl, Director, President and Secretary, has over 35 years of experience in the composites industry and has over 25 patents. Mr. Klimpl has been a director, President and Secretary of the Company since its inception in 1984. He was co-inventor and a key manager in the development and marketing of the fiberglass underground gasoline tank program for Owens-Corning Fiberglas Corp. He was subsequently responsible for the start-up and marketing of a fiberglass pipe business for Ciba-Geigy Corporation. Mr. Klimpl is a graduate of Lowell University (B.S. Textile Engineering) and Stevens Institute of Technology (M.S. Industrial Management).

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

     Richard E. DePoto, Vice President, Manufacturing Operations, has been with the Company since 1997. From 1981 to 1997 he was with AMP Circuits and its predecessor companies at its Riverhead printed circuit board manufacturing plant. He held various engineering positions and most recently Director of Manufacturing and Manufacturing Engineering. He is a graduate of the State University of New York at Stony Brook (B.S. Engineering/Chemistry).

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

     Kenneth J. Thompson, Controller , has been with the Company since 1996. From 1995 to 1996 he was Controller of Cameron Engineering, P.C. From 1991 to 1995 he was with Loveshaw Corporation, most recently as Vice President, Finance. He is a graduate of Adelphi University (B.B.A. Accounting).

     Lucille Mavrokefalos, Director of Administration and Assistant Secretary has been with Company in various positions since 1988.

     Board of Directors. The Board of Directors consists of Messrs. Medney, Klimpl and Gross and five outside directors: Willard T. Jackson, Pierre Laflamme, Robert W. Middleton, Heinz-Gerd Reinkemeyer and James W. Taylor.

     Willard T. Jackson, private investor, retired in 1988 as a partner of Brundage, Story and Rose, a New York investment counseling firm in which he became a partner in 1969. He has been a director since January 1988. Mr. Jackson is a graduate of Middlebury College (A.B.) and Columbia University (M.B.A.). He is a trustee emeritus of Middlebury College.

     Pierre Laflamme was elected a director in October 1997. He has been Vice President Development, High Technology at Societe generale de financement du Quebec since May 1997. From 1985 to May 1997, he was with the Solidarity Fund in Montreal, Canada, most recently as Senior Vice President, Economic Development and Strategic Investments. From 1994 to 1996, he was on loan as Deputy Minister at Executive Council of the Province of Quebec. He is a graduate of the
Universite de Sherbrooke (B.A.) and the Universite de Montreal (B.A. Architecture). Mr. Laflamme is the designee of the Quebec Investors to the Board pursuant to terms of agreements in connection with the joint venture in the greater Montreal area.

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

     The following sets forth the range of the high and low bid prices for the Common Stock, as reported on the Nasdaq SmallCap Market.

                                           1996
                                           ----
                                     High         Low
                                     ----         ---
            Third quarter           8 1/8        5 1/2
            Fourth quarter          6 1/2        5 1/4

                                           1997
                                           ----
                                     High         Low
                                     ----         ---
            First quarter           6 3/8        4 2/3
            Second quarter          5 3/8        4 1/4
            Third quarter           7            4 3/8
            Fourth quarter          4 1/2        1 1/2

     There were approximately 110 holders of record of shares of Common Stock as of March 13, 1998.

     The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, designed and assembled an initial production module to produce 36" x 48" laminates, designed, assembled and started additional production modules obtained with part of the proceeds of its IPO in 1996 in order to achieve commercial levels of production.

     During 1996 and 1997, the Company has been producing and selling its laminates in limited quantities for qualification and use in production by its customers. In 1997, the Company completed installation of production modules to achieve higher quantity levels and economies of scale. The Company also added manufacturing management and initially expanded its workforce to meet anticipated increases in sales levels. Starting at the end of 1997, however, the workforce was scaled back when the anticipated increase in sales did not occur in accordance with management's expectations. This production-scale expansion is the first undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. Process disruptions have occurred, resulting in delays in product shipments. Process disruptions were due to machine breakdowns, lack of adequate interior atmospheric control of temperature and humidity, electric utility power failures, problems of breaking in an expanded workforce, contamination generated during installation of equipment and development of processes and defective incoming copper foil for which the Company has obtained an alternate source of supply. There can be no assurance that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

     In October 1997, the Company entered into a 50/50 joint venture with Quebec Investors for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The plant is planned to start production in 1999. See "Item 1 - General". The Company's investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's Common Stock.

     In February 1998, the Company entered into joint venture and license agreements with a Taiwanese investor group to manufacture Compositech's laminates in Taiwan. See "Item 1 - General". The Company would have an approximate 10% interest in the joint venture and receive license fees and royalties. The plant is planned to start production in 1999.

     Through December 31, 1996, the Company had been in the development stage because it had not generated significant revenues from its planned principal operations. Based on the level of production and sales in 1997, the Company has concluded that it is no longer in the development stage, as of January 1, 1997.

Results of Operations - Years Ended December 31, 1997 and 1996

     Sales of laminates increased to $507,403 in 1997 from $327,411 in 1996. The increase resulted from additional orders of laminates by customers, but was limited by the production constraints referred to above and by delays in or cancellation of customers' programs for which Compositech's laminates were qualified.

     Research and development expense decreased to $76,720 in 1997 from $152,870 in 1996. The decrease was in line with the Company's increased emphasis on achieving commercial production levels and a reduction in activities associated with research and development.

     Manufacturing expenses increased to $4,953,123 for 1997 from $2,525,619 in 1996, reflecting the higher levels of production during 1997, affected by the process disruptions referred to above and the addition and training of manufacturing personnel to meet anticipated increases in sales levels which did not occur according to management's expectations. The increased expense also related to development and refinement of the Company's processes and products.

     Selling, general and administrative expenses increased to $1,519,763 in 1997 from $ 1,274,476 in 1996. Legal and other expenses related to being a public company increased $132,000 in 1997 as compared to 1996. Other increases were approximately $216,000 in personnel costs and $32,000 in insurance related to increases in commercial activities. Administrative expenses related to the establishment of the Company's joint venture in Canada decreased by $54,000 in 1997 as compared to 1996. During 1997, $107,000 of selling, general and administrative expenses were charged to the

Canadian joint venture, in accordance with the joint venture agreements.

     Interest income decreased to $96,201 in 1997 from $154,027 in 1996, reflecting a decrease in the average monthly balances of the Company's cash and short term investment account balances. Interest expense (net of interest capitalized) decreased to $229,385 for 1997 from $497,377 in 1996. The decrease was due to the repayment of a large portion of the Company's debt with the proceeds of the Company's IPO in July 1996, partially offset by the interest expense on the Company's convertible debentures issued in 1997. Amortization of debt discount and deferred private placement fees and expenses increased to $1,326,218 for 1997 from $227,657 for 1996. The amortization of the deferred financing cost included therein (see Note 4 to the financial statements) was $1,147,940 for the fiscal year ended December 31, 1997.

     In 1996, the Company made a provision of $348,309 for production equipment that ceased operations in 1996 or early 1997.

     The equity in the loss of joint venture in 1997 of $63,722 represents the Company's 50% share of the loss of the joint venture which was formed in October 1997.

     The foregoing resulted in the Company having a net loss of $7,569,793 for 1997 as compared with $4,534,195 for 1996. Increases in sales revenue and decreases in interest expense were more than offset by increases in manufacturing, selling, general and administrative expenses, and the amortization of debt discount applicable to the convertible debentures.

Liquidity and Capital Resources

     Prior to its IPO from which it received $9.9 million in net proceeds and used $4.3 million to reduce debt, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company. In May through August 1997, the Company received approximately $5.9 million of net proceeds from the issuance of Debentures, which was used for working capital and the purchase of equipment.

     The Company had been a development stage company through December 31, 1996 and has had limited revenues from the sale of laminates, has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1998. As of December 31, 1997, the Company had approximately $624,000 of available cash resources. In January and February 1998, in connection with a joint venture in Taiwan, the Company received net proceeds aggregating approximately $1.9 million from the receipt of a license fee down payment and the issuance of stock and anticipates receiving an additional $900,000 in the second quarter of 1998, net of expenses. However, the Company will require additional funding to cover current operations and expenditures of approximately $500,000 for additional production equipment until revenues from operations are sufficient for these purposes. Current operations require approximately $400,000 a month based on current levels of production. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. The Company plans to obtain $5 million or more from these sources. There can be no assurance that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. The foregoing is based on important assumptions regarding a number of factors and future events, some of which are beyond the Company's control including risks and uncertainties described in Item 1. "Description of Business - Important Factors Regarding Future Results". There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

     On October 16, 1997, the Company closed its previously announced transaction with four Quebec institutional investors to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. See Item 1. "Description of Business". The plant is planned to start production late in 1998 or early 1999 with an anticipated annual production capacity of approximately 10 million square feet.

     Based on a preliminary review of year 2000 issues, the Company believes that the impact will not be material to the Company's business, operations or financial condition. The Company is also assessing how it could be affected by the failure of third parties (e.g. vendors and customers) to mitigate their own Year 2000 issues.

1997 Compared with 1996

     Net cash and temporary investments used in operating activities increased to $5,925,165 for 1997 from $3,462,491 for 1996. The principal reason for the difference was the increased level of activity in 1997, increases in the levels of raw material and finished goods inventories, a temporary increase in prepaid expenses related to reimbursable expenses billed to the Company's Canadian joint venture, partially mitigated by increases in accrued liabilities including interest expense, the effect of the amortization of debt financing costs and the equity in the loss of the joint venture for 1997.

     Net cash and cash equivalents used in investing activities for capital expenditures and advance payments for equipment decreased to $ 1,953,782 in 1997 from $2,603,677 for 1996. The decrease is attributable to the decreased rate of acquisition of additional production modules that constituted a significant portion of the expansion program and the upgrading of existing equipment begun in 1996. The $5,695,283 investment in joint venture is comprised of the $5,426,917 purchase of the Company's 50% equity interest in the joint venture plus approximately $268,000 in commissions and legal costs associated with the closing of the transaction. In 1997, $2,384,700 was provided by investing activities representing the redemption of short term U.S. securities for current working capital needs.

     Cash flows from financing activities increased to $11,261,144 for 1997 from $8,198,104 for 1996. The principal financing activities in the 1997 period were the sale of the Company's common stock to the Canadian joint venture partners totaling $5,351,763 net of expenses, net proceeds from the issuance of the 5% convertible debentures of $5,891,189 and net proceeds from the exercise of outstanding common stock warrants in the amount of $47,420.

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

     Other information required by this item is included in the Company's definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 10. Executive Compensation

     The information required by this item is included in the Company's definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is included in the Company's definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is included in the Company's definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Exhibits, Lists and Reports on Form 8K

     (a) Exhibits:

      Exhibit                                                                                                               Note
       Number                                               Exhibit                                                        Number
------------------------------------------------------------------------------------------------------------------------------------
           3.1      Restated Certificate of Incorporation of the Company.                                                    (3)
           3.3      By-Laws, As Amended, of the Company.                                                                     (2)
           4.1      Specimen Common Stock Certificate.                                                                       (2)
           4.2      Specimen Warrant Certificate.                                                                            (2)
           4.3      Representative's Unit Purchase Option dated as of July 9, 1996.                                          (2)
           4.4      Warrant  Agreement  dated as of July 9, 1996 between the Company and  Continental  Stock  Transfer &
                    Trust Company.                                                                                           (2)
           4.5      Form of 10% Secured Note.                                                                                (2)
         4.5.1      Security Agreement dated August 3, 1995 among the Company and certain secured parties.                   (2)
           4.6      Form of Secured Note.                                                                                    (2)
         4.6.1      Security and  Intercreditor  Agreement  dated as of  October 30,  1992 among the Company and certain
                    secured parties covering listed patent collateral.                                                       (2)
           4.7      Notes issued by the Company between May 28,  1992 and  February 16,  1993 in the aggregate amount of
                    $550,000 payable to Willard Jackson.                                                                     (2)
           4.8      Agreements  between the Company and certain  officers,  directors and stockholder/creditors to defer maturity of Secured Notes, 10%
                    Secured Notes, and certain other notes.                                                                  (2)
           4.9      Agreements  between the Company and certain  officers,  directors and stockholder/creditors to defer maturity of Secured Notes, 10%
                    Secured Notes, and certain other notes.                                                                  (3)
          10.1      Lease Agreement dated August 29, 1990 between the Company and Ricefield Number Six.                      (2)
        10.1.1      First Amendment of Lease dated June 30, 1995 between the Company and Ricefield Number Six.               (2)
          10.2      Patent Immunity Agreement dated March 15, 1994, among the Company and AKZO Electronic  Products B.V.
                    and AMP Incorporated.                                                                                    (2)
          10.3      Stock Purchase  Agreement dated as of June 22, 1990,  between the Company and HT Troplast AG.            (2)
        10.3.1      Amendment No. 1 to Stock Purchase Agreement dated June 22, 1990 between  the Company and HT Troplast
                    AG (Amendment No. 1 dated January 10, 1996).                                                             (2)
          10.4      Technical Cooperation Agreement between the Company and HT Troplast AG dated as of June 22, 1990.        (2)
          10.5      License Agreement between the Company and HT Troplast AG dated as of June 22, 1990.                      (2)
        10.5.1      Amendment to the License Agreement dated May 18, 1994 between the Company and HT Troplast AG.            (2)
          10.6      Consent  to the  transfer  of  rights  of  Huls  Troisdorf  AG in  respect  of the  Company  to Mora
                    Beteiligungs AG (now HT Troplast AG) dated February 4, 1994.                                             (2)
        10.6.1      Acknowledgment  of  assumption  of  obligations  of Huls  Troisdorf  AG in respect of the Company by
                    HT Troplast AG dated August 19, 1994.                                                                    (2)
          10.7      Form of Warrants issued on May 28, 1992.                                                                 (2)
          10.8      Form of Warrants issued on November 16, 1993.                                                            (2)
          10.9      Form of Subscription Agreement for Series A Convertible Preferred Stock issued in 1994.                  (2)
         10.10      Form of Warrants issued or amended between August 3, 1995 and March 12, 1996.                            (2)
         10.11      Common Stock Purchase  Agreement  between the Company and Win Win Venture Capital  Corporation dated
                    as of April 1, 1996.                                                                                     (2)
         10.12      Agreements to defer salary between the Company and certain employees of the Company.                     (2)
         10.13      Form of 18-month lock-up agreement.                                                                      (2)
         10.14      Form of 24-month lock-up agreement.                                                                      (2)
        *10.15      Nonqualified Stock Option Plan dated April 12, 1988.                                                     (2)

      Exhibit                                                                                                               Note
       Number                                               Exhibit                                                        Number
------------------------------------------------------------------------------------------------------------------------------------
        *10.16      Stock Award Plan.                                                                                        (2)
      *10.16.1      Compositech Ltd. Amended and Restated Stock Award Plan.                                                  (4)
        *10.17      Employment Agreement dated as of January 1, 1996 between the Company and Samuel S. Gross.                (2)
        *10.18      Employment Agreement dated as of January 1, 1996 between the Company and Fred E. Klimpl.                 (2)
        *10.19      Employment  Agreement  dated as of January 1, 1996  between  the Company and Jonas Medney.               (2)
        *10.20      Common Stock Purchase  Agreement  between the Company and Win Win Venture Capital  Corporation dated
                    as of June 26, 1996.                                                                                     (2)
         10.21      Form of Securities Purchase Agreement between the Company and certain investors.                         (5)
         10.22      Form of 5% Convertible Debenture between the Company and certain investors.                              (5)
         10.23      Form of Registration Rights Agreement between the Company and certain investors.                         (5)
         10.24      Form of Security Agreement between the Company and certain investors.                                    (5)
         10.25      Form of License Security Agreement between the Company and certain investors.                            (5)
         10.26      Technology Licensing Agreement dated October 16, 1997, by and between the Company and Lamines CTEK       (6)
                    Inc.
         10.27      Subscription Agreement dated October 16, 1997, by and among:  Societe Innovatech du  Grand Montreal,     (6)
                    Industries  Devma  Inc. (a  subsidiary of  Societe  generale  de financement  du Quebec),  Fonds  de solidarite  des travailleurs  du Quebec  (F.T.Q.), Fonds  regional de solidarite Ile de Montreal and the Company.
         10.28      Registration  Rights  Agreement  dated  October 16, 1997,  by and among: Societe Innovatech du Grand     (6)
                    Montreal, Industries Devma  Inc.,  Fonds de solidarite des  travailleurs  du Quebec  (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company.
         10.29      Subscription Agreement dated October 16, 1997, by and between the Company and Lamines CTEK Inc.          (6)
         10.30      Shareholders Agreement dated October 16, 1997, among the Shareholders of Lamines CTEK Inc.               (6)
         10.31      Stock Exchange Agreement dated October 16, 1997, by and among: Societe Innovatech du Grand Montreal,     (6)
                    Industries Devma Inc., Fonds de solidarite des  travailleurs du Quebec  (F.T.Q.), Fonds  regional de solidarite Ile de Montreal and the Company.
         10.32      Sales  Agency and Marketing  Agreement dated October 16, 1997, by and  between Lamines CTEK Inc. and     (6)
                    the Company.
         10.33      Agreement  with respect to  electing a nominee  of the Quebec Investors to the Board of Directors of     (6)
                    Compositech Ltd.  dated October 16, 1997, by  and  among:  Societe  Innovatech  du  Grand  Montreal,
                    Industries Devma Inc., Fonds de  solidarite des  travailleurs du Quebec  (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company and certain of its principal shareholders.
         10.34      Agreement to Form a Joint Venture by and between the  Company and Fidelity Venture Capital Corp. and     (1)
                    Fidelity Investors, dated February 9, 1998.
         10.35      Patent,  Information and Trademark  Agreement by and between the Company and Compositech  Taiwan (or     (1)
                    Compositech  Technologies,  Inc.).  Portions of the Exhibit have been omitted  pursuant to a request for confidential treatment.
       10.35.1      Patent,  Information  and  Trademark  Agreement  -  Amendment  No. 1 by and  between the Company and     (1)
                    Compositech Taiwan (or Compositech Technologies, Inc.).
         10.36      Purchase Agreement by and between the Company and Compositech  Taiwan (or Compositech  Technologies,     (1)
                    Inc.).
          23.1      Consent of Ernst & Young LLP                                                                             (1)

----------
     * Management contract, compensatory plan or arrangement.

     (1) Filed herewith.

     (2) Incorporated by reference to a previously filed Exhibit to the Company's Registration Statement on Form SB-2, Reg. No. 333-3564-NY.

     (3) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.

     (4) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.

     (5) Incorporated by reference to a previously filed Exhibit to the Company's Registration Statement on Form S-3, Reg. No. 333-32241-NY filed on July 28, 1997.

     (6) Incorporated by reference to a previously filed Exhibit to the Company's Form 8-K dated October 27, 1997.

(b) Form 8-K Reports:

                                                                                 Financial Statements
     Date of Report                          Item Reported                              Filed
-------------------------   ------------------------------------------------    ----------------------
    October 27, 1997        Item 5 - Other Events                                        No
                            (Announcing consummation of joint venture for
                            establishing manufacturing plant in greater
                            Montreal area.)

    December 2, 1997        Item 5 - Other Events                                        No
                            (Announcing consummation of joint venture for
                            establishing manufacturing plant in greater
                            Montreal area and presentation of pro forma
                            balance sheet as at September 30, 1997.)

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPOSITECH LTD.

Date:  March 31, 1998                   By: /s/ Jonas Medney
                                            ------------------------------------
                                            Jonas Medney
                                            Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        /s/ Jonas Medney                                          March 31, 1998
------------------------------------------
Jonas Medney
Chairman of the Board; Director
(Principal Executive Officer)


        /s/ Fred E. Klimpl                                        March 31, 1998
------------------------------------------
Fred E. Klimpl
President, Secretary and Director


        /s/ Samuel S. Gross                                       March 31, 1998
------------------------------------------
Samuel S. Gross
Executive Vice President, Treasurer,
Assistant Secretary and Director
(Principal Financial and Accounting Officer)


        /s/ Willard T. Jackson                                    March 31, 1998
------------------------------------------
Willard T. Jackson, Director


        /s/ Pierre Laflamme                                       March 31, 1998
 ------------------------------------------
Pierre Laflamme, Director


        /s/ Heinz-Gerd Reinkemeyer                                March 31, 1998
 ------------------------------------------
Heinz-Gerd Reinkemeyer, Director


        /s/ James W. Taylor                                       March 31, 1998
------------------------------------------
James W. Taylor, Director


        /s/ Robert W. Middleton                                   March 31, 1998
------------------------------------------
Robert W. Middleton, Director

                          Index to Financial Statements

                                                                           Pages
                                                                           -----

Report of Independent Auditors................................................F2

Balance Sheets as of December 31, 1997 and 1996...............................F3

Statements of Operations for the years ended
 December 31, 1997 and 1996...................................................F4

Statements of Stockholders' Equity for the years
  ended December 31, 1997 and 1996............................................F5

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996...................................................F6

Notes to Financial Statements.................................................F7


                                       F1

                         Report of Independent Auditors

The Board of Directors and Stockholders
Compositech Ltd.

We have audited the accompanying balance sheets of Compositech Ltd. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compositech Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                                Ernst & Young LLP

Melville, New York
February 13, 1998



                                       F2

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                       December 31     December 31
                                                                                                          1997            1996
                                                                                                       ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                                $624,254        $673,084
  Short-term investments                                                                                                  2,384,700
  Accounts receivable trade - net                                                                            44,725          66,293
  Accounts receivable from joint venture                                                                    201,382
  Inventories                                                                                               401,922         217,974
  Prepaid expenses and other                                                                                 97,371          66,880
                                                                                                       ------------    ------------
        Total current assets                                                                              1,369,654       3,408,931

Property and equipment at cost - net                                                                      5,276,672       3,866,140
Investment in joint venture                                                                               5,631,561
Advance payments on construction-in-progress                                                                274,253         114,712
Deferred debt expense - net of accumulated amortization of $154,858                                         458,953
Other assets and other deferred charges, net of accumulated amortization of $ 6,847 (1997)                  134,796          58,087
                                                                                                       ------------    ------------
Total assets                                                                                            $13,145,889      $7,447,870
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                         $609,278        $691,763
  Deferred salaries - $ 1,500 (1997)  and $ 539,904 (1996) - officers                                       192,571         715,728
  Accrued interest - $ 916 (1997) and all (1996) - stockholders                                              26,017          61,816
  Other accrued liabilities                                                                                 370,707         227,889
  Current maturities of  long-term debt - stockholders                                                                      100,000
                                                                                                       ------------    ------------
        Total current liabilities                                                                         1,198,573       1,797,196

Non-current liabilities:
  Notes payable  to directors/stockholders                                                                1,595,000       1,495,000
  5% Convertible debentures, net of unamortized discount of $67,650                                       5,762,350
  Deferred salaries - officers                                                                              551,558
  Accrued interest - directors/stockholders                                                                 100,159
  Capital lease obligations                                                                                  49,047          19,336
  Other                                                                                                      37,500          37,500
                                                                                                       ------------    ------------
        Total non-current liabilities                                                                     8,095,614       1,551,836

Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 614,161 (1997) and 684,161 (1996)                                     1,842,483       2,052,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares -  7,767,921 (1997) and 6,118,939 (1996)                                   77,679          61,189
  Additional paid-in capital                                                                             30,075,100      22,558,933
  Deficit                                                                                               (28,143,560)    (20,573,767)
                                                                                                       ------------    ------------
    Total stockholders' equity                                                                            3,851,702       4,098,838
                                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                                              $13,145,889      $7,447,870
                                                                                                       ============    ============


See accompanying notes.


                                       F3

                                COMPOSITECH LTD.
                            STATEMENT OF OPERATIONS

                                                                                                              Year ended
                                                                                                              December 31
                                                                                                     ------------------------------
                                                                                                        1997                1996
                                                                                                     -----------        -----------
Revenues:
  Sales                                                                                                 $507,403           $327,411
                                                                                                     -----------        -----------
       Total revenues                                                                                    507,403            327,411
                                                                                                     -----------        -----------

Costs and expenses:
  Manufacturing expenses                                                                               4,953,123          2,525,619
  Selling, general and administrative                                                                  1,519,763          1,274,476
  Research and development                                                                                76,720            152,870
                                                                                                     -----------        -----------

      Total operating expenses                                                                         6,549,606          3,952,965
                                                                                                     -----------        -----------

(Loss) from operations                                                                                (6,042,203)        (3,625,554)

Other income (expenses):
  Interest income                                                                                         96,201            154,027
  Interest expense
     (net of interest capitalized of $107,000 (1997) and $27,000 (1996))                                (229,385)          (497,377)
  Amortization of debt discount and deferred private placement fees and expenses                      (1,326,218)          (227,657)
  Loss on disposal of property and equipment                                                              (9,613)          (348,309)
  Other                                                                                                    5,147             10,675
                                                                                                     -----------        -----------
                                                                                                      (1,463,868)          (908,641)
                                                                                                     -----------        -----------

Net (loss) before equity in loss of joint venture                                                     (7,506,071)        (4,534,195)

Equity in loss of joint venture                                                                          (63,722)
                                                                                                     -----------        -----------
Net (loss)                                                                                           ($7,569,793)       ($4,534,195)
                                                                                                     ===========        ===========
Net (loss) per common share - basic and diluted                                                           ($1.18)            ($0.98)
                                                                                                     ===========        ===========

Shares used in computing net (loss) per share                                                          6,389,750          4,629,255
                                                                                                     ===========        ===========


See accompanying notes.


                                       F4

                                COMPOSITECH LTD.
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 1996 and 1997


                                                                                 Series A Convertible            Convertible
                                                                                    Preferred Stock            Preferred Stock
                                                                                ----------------------------------------------------
                                                                                Shares          Amount      Shares         Amount
                                                                                ----------------------------------------------------
Balance at December 31, 1995                                                    714,161       $2,142,483    433,500     $ 2,167,500

Issuance of common stock through private placements, net of related costs of $136,941 and 8,000 shares of common stock
Issance of common stock through an initial public offering, net of related costs of $2,154,929
Issuance of unit purchase options as a result of the initial public offering
Conversion of Convertible Preferred Stock to common stock
    as a result of the initial public offering                                                             (433,500)     (2,167,500)
Conversion of Series A Convertible Preferred Stock to common stock              (30,000)         (90,000)
Net (loss) for the year ended December 31, 1996
                                                                                ----------------------------------------------------
Balance at December 31, 1996                                                    684,161        2,052,483       --             --

Conversion of Series A Convertible Preferred Stock to common stock              (70,000)        (210,000)
Discount on issuance of 5% Convertible Debentures
Issuance of warrants as compensation for 5% Convertible Debenture financing
Exercise of warrants
Issuance of common stock through a private placement, net of related costs of $75,154
Issuance of common stock upon conversion of 5% Convertible Debentures
Services received from stockholder
Net (loss) for the year ended December 31, 1997
                                                                                ----------------------------------------------------
Balance at December 31, 1997                                                    614,161       $1,842,483       --             --
                                                                                ====================================================



                                                                                           Common Stock             Additional
                                                                                -------------------------------      Paid-in
                                                                                       Shares         Amount          Capital
                                                                                ----------------------------------------------------
Balance at December 31, 1995                                                         3,014,189        $ 30,142      $ 8,924,140

Issuance of common stock through private placements, net of related
    costs of $136,941 and 8,000 shares of common stock                                 458,000           4,580        1,483,479
Issance of common stock through an initial public offering, net of
    related costs of $2,154,929                                                      2,415,000          24,150        9,895,921
Issuance of unit purchase options as a result of the initial public offering                                                210
Conversion of Convertible Preferred Stock to common stock
    as a result of the initial public offering                                         216,750           2,167        2,165,333
Conversion of Series A Convertible Preferred Stock to common stock                      15,000             150           89,850
Net (loss) for the year ended December 31, 1996
                                                                                ----------------------------------------------------
Balance at December 31, 1996                                                         6,118,939          61,189       22,558,933

Conversion of Series A Convertible Preferred Stock to common stock                      35,000             350          209,650
Discount on issuance of 5% Convertible Debentures                                                                     1,147,940
Issuance of warrants as compensation for 5% Convertible Debenture financing                                              91,070
Exercise of warrants                                                                    16,500             165           47,355
Issuance of common stock through a private placement, net of
   related costs of $75,154                                                          1,066,192          10,662        5,341,101
Issuance of common stock upon conversion of 5% Convertible Debentures                  531,290           5,313          669,687
Services received from stockholder                                                                                        9,364
Net (loss) for the year ended December 31, 1997
                                                                                ----------------------------------------------------
Balance at December 31, 1997                                                         7,767,921        $ 77,679      $30,075,100
                                                                                ====================================================


                                                                                                        Total
                                                                                                    Stockholders'
                                                                                                       Equity
                                                                                     Deficit         (Deficiency)
                                                                                ----------------------------------
Balance at December 31, 1995                                                      $ (16,039,572)     $ (2,775,307)

Issuance of common stock through private placements, net of related
    costs of $136,941 and 8,000 shares of common stock                                                  1,488,059
Issance of common stock through an initial public offering, net of
    related costs of $2,154,929                                                                         9,920,071
Issuance of unit purchase options as a result of the initial public offering                                  210
Conversion of Convertible Preferred Stock to common stock
    as a result of the initial public offering
Conversion of Series A Convertible Preferred Stock to common stock
Net (loss) for the year ended December 31, 1996                                      (4,534,195)       (4,534,195)
                                                                                ----------------------------------
Balance at December 31, 1996                                                        (20,573,767)        4,098,838

Conversion of Series A Convertible Preferred Stock to common stock
Discount on issuance of 5% Convertible Debentures                                                       1,147,940
Issuance of warrants as compensation for 5% Convertible Debenture financing                                91,070
Exercise of warrants                                                                                       47,520
Issuance of common stock through a private placement, net of
   related costs of $75,154                                                                             5,351,763
Issuance of common stock upon conversion of 5% Convertible Debentures                                     675,000
Services received from stockholder                                                                          9,364
Net (loss) for the year ended December 31, 1997                                      (7,569,793)       (7,569,793)
                                                                                ----------------------------------
Balance at December 31, 1997                                                      ($ 28,143,560)     $  3,851,702
                                                                                ==================================

See accompanying notes.



                                       F5

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS


                                                                                                              Year Ended
                                                                                                             December 31,
                                                                                                   --------------------------------
                                                                                                       1997                1996
                                                                                                   ------------        ------------
Cash Flows from Operating Activities
Net (loss)                                                                                          ($7,569,793)        ($4,534,195)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                             472,279             324,288
    Loss on disposal of property and equipment                                                            9,613             348,309
    Amortization of debt discount and deferred private placement fees and expenses                    1,326,218             380,734
    Equity in net loss of joint venture                                                                  63,722
    Stockholder services credited to additional paid-in-capital                                           9,364
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                                   21,568             (40,427)
       Accounts receivable from joint venture                                                          (164,494)            (36,888)
       Inventories                                                                                     (183,948)            (84,672)
       Prepaid expenses and other                                                                       (30,491)             58,095
       Other assets and other deferred charges                                                                              (35,806)
       Accounts payable                                                                                 (82,485)            473,687
       Deferred salaries                                                                                 28,401            (149,920)
       Accrued interest                                                                                  64,360            (126,223)
       Other accrued liabilities                                                                        110,521             (39,473)
                                                                                                   ------------        ------------
          Net cash and cash equivalents (used) in operating activities                               (5,925,165)         (3,462,491)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                             (1,794,241)         (2,488,965)
Advance payments on construction-in-progress                                                           (159,541)           (114,712)
Investment in joint venture                                                                          (5,695,283)
Patent costs deferred                                                                                  (120,444)
Short term investments :
     Purchases                                                                                                           (5,305,789)
     Maturities                                                                                       2,384,700           2,921,089
                                                                                                   ------------        ------------
          Net cash and cash equivalents (used in) investing activities                               (5,384,809)         (4,988,377)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                            5,351,763          11,459,410
Net proceeds from notes payable                                                                                             145,687
Net proceeds received from issuance of convertible debentures                                         5,891,189
Net proceeds from exercise of warrants                                                                   47,520
Payment received on notes receivable                                                                                        750,000
Payment of capital lease obligations                                                                    (29,328)            (19,493)
Payment of notes payable                                                                                                 (4,137,500)
                                                                                                   ------------        ------------
        Net cash and cash equivalents provided by financing activities                               11,261,144           8,198,104
                                                                                                   ------------        ------------
        (Decrease) in cash and cash equivalents                                                         (48,830)           (252,764)
        Cash and cash equivalents at beginning of period                                                673,084             925,848
                                                                                                   ------------        ------------
        Cash and cash equivalents at end of period                                                     $624,254            $673,084
                                                                                                   ============        ============

Supplemental disclosures of cash flow information
  Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                     $91,336
                                                                                                   ============
Cash paid for:
  Interest                                                                                             $272,025            $477,240
                                                                                                   ============        ============


See accompanying notes.


                                       F6

                                COMPOSITECH LTD.

                          Notes to Financial Statements

                                December 31, 1997

1.   Organization and Basis of Presentation, and Significant Accounting Policies

Organization and Basis of Presentation

Compositech Ltd. (the "Company") was incorporated in the State of New York on June 13, 1984. The Company was merged into a newly formed Delaware corporation on January 29, 1988. The Company manufactures laminates for printed circuit boards and designs the equipment used to manufacture the laminates.

Through December 31, 1996, the Company's activities were accounted for as those of a "Development Stage Enterprise." Based on the level of production and sales in 1997, the Company has concluded that it is no longer in the development stage as of January 1, 1997, as reflected in the financial statement presentation.

The Company requires additional funding from financing or other sources to cover operating expenses and planned expenditures for additional production equipment until sufficient revenues are generated to cover such expenses. Management has plans to obtain additional funding (see Note 12). The foregoing conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The board of directors authorized and the stockholders approved a one-for-two reverse split of the outstanding common stock effective June 26, 1996. Effect has been given to this reverse split as if it occurred on the date of inception of the Company. All common share, option and warrant data has been restated to reflect the reverse split.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less.

Investments

The Company determines the appropriate classification of securities at the time of acquisition and reevaluates such designation as of each balance sheet date. At December 31, 1996, all of the Company's investments, consisting of short-term U.S. Government securities, with original maturities of more than 90 days were classified as held to maturity and valued at amortized cost. There were no such investments as of December 31, 1997.



                                       F7

Inventories

Inventories include raw materials, finished goods and inventories of spare parts. Raw materials and finished goods inventories are stated at the lower of cost or market based on the first-in, first-out method. Inventories of spare parts are stated at the lower of cost or market based on specific item cost.

                                                     December 31
                                              ----------------------
                                                 1997         1996
                                              ---------    ---------
                Raw Materials                 $ 225,000    $ 101,000
                Finished Goods                  123,000       20,000
                Spare Parts                      53,922       96,974
                                              ---------    ---------
                Total                         $ 401,922    $ 217,974
                                              =========    =========

Patents

The Company has obtained patents in the United States and internationally and has filed additional patent applications. Such patent rights are of significant importance to the Company to protect products, processes and equipment developed. Costs incurred in connection with patents are being deferred and are amortized over the life of the patents beginning upon issue. Costs related to unsuccessful patent applications will be expensed.

Depreciation and Amortization

Equipment, furniture and fixtures are being depreciated on the straight-line method over the estimated useful lives of the related assets which range from five to ten years. Leasehold improvements are being amortized over the lesser of their useful lives or the remaining term of the lease.

(Loss) Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Loss per share is based on the weighted average number of shares of common stock outstanding. The conversion of the Series A convertible preferred stock, the 5% Convertible Debentures and outstanding options and warrants into common stock has not been assumed in the calculation of diluted loss per share, as such conversion would be anti-dilutive.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from these estimates.


                                       F8

Reclassification

Certain prior year amounts have been reclassified or adjusted to conform to current year financial statement presentation.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for 1998.

In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement for 1998.

2.  Property and Equipment
                                                               December 31
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
    Production equipment                                 $5,195,823   $1,951,173
    Laboratory equipment                                    160,535      138,702
    Furniture, fixtures and equipment                       422,735      353,624
    Leasehold improvements                                  431,037      243,544
    Construction-in-progress                                343,665    2,086,973
    Equipment under capital leases                          212,106      120,770
                                                         ----------   ----------
                                                          6,765,901    4,894,786
    Less accumulated depreciation and amortization        1,489,229    1,028,646
                                                         ==========   ==========
                                                         $5,276,672   $3,866,140
                                                         ==========   ==========

3. Investment in Joint Venture

On October 16, 1997, the Company formed a 50/50 joint venture with four Quebec institutional investors (collectively, the "Quebec Investors") for the
establishment   of  a  plant  in  the  greater   Montreal  area  to  manufacture
Compositech's laminates. The Quebec Investors are: Societe generale de financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of approximately $11 million with the balance to be in debt financing for which firm commitments have been obtained from the National Bank of Canada and governmental agencies.



                                       F9

The Company's $5,426,917 capital investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's common stock at $5.09 per share, resulting in an increase in common stock of $10,662 and an increase in additional paid-in capital of $5,341,101, net of expenses. The Quebec Investors have an option to sell their 50% interest in the joint venture to the Company for a like number of shares and, under certain circumstances, the Company has an option to purchase the interest for the same number of shares. The plant is planned to start production in 1999.

The investment in joint venture includes $268,366 in commission and legal costs, incurred by the Company in connection with the negotiation and preparation of the various joint venture agreements. The Company has also recorded a loss in the amount of $63,722, representing 50% of the joint venture's net loss for the fiscal year ended December 31, 1997, as a reduction in its investment account.

During 1997, $107,000 of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements. As of December 31, 1997 (unaudited), the total assets and total liabilities of the joint venture were approximately $10,980,000 and $254,000, respectively.

4.  Long-Term Debt

                                                                       December 31
                                                                -----------------------
                                                                   1997         1996
                                                                ----------   ----------
     Notes payable to stockholders due
       January 2, 1999, as amended,
       interest payable semi-annually
       at prime rate plus 1 1/2% (10% at December  31,
       1997 and 9.5% at December 31, 1996;
       $775,000 collateralized by a second lien on U.S.
       patents and patent applications.)                          $850,000     $850,000

     10% Secured Notes, to stockholders, due
       January 2, 1999, as amended, interest
       payable annually, collateralized by patents,
       patent applications and certain
       production equipment.                                       745,000      745,000

     5% Convertible Debentures, due May 31, 2000,
       interest payable quarterly, net of $67,650 of
       unamortized debt discount, collateralized
       by certain production equipment.                          5,762,350
                                                                ----------   ----------
                                                                 7,357,350    1,595,000
     Less current maturities                                                    100,000
                                                                ==========   ==========
                                                                $7,357,350   $1,495,000
                                                                ==========   ==========

From May 28 through August 5, 1997, the Company issued $6,505,000 of 5% convertible debentures (the "Debentures") in a private placement for which the Company received net proceeds of approximately $5,900,000 after the payment of commissions and expenses. The Debentures were issued to provide funds to obtain additional production equipment and for



                                      F10
working capital. Interest is payable quarterly. The Debentures are due May 31, 2000 and are partially collateralized either by the equipment to be obtained with the proceeds or certain existing production equipment. The Debentures are convertible into shares of Common Stock commencing August 26, 1997 at the lesser of (i) $6.00 per share or (ii) (a) from August 26, 1997 to November 24, 1997, 85% and (b) from November 25, 1997 to maturity, 80% of the closing bid price of the Common Stock as reported on The Nasdaq SmallCap MarketSM for the five trading days prior to the date of conversion. The Company may repurchase any of the individual Debentures at a 25% premium if the closing bid price of the Common Stock is less than $4.00 for any two days out of a five day trading period. Trautman Kramer & Company Inc., the placement agent, received warrants to buy 182,140 shares of the Company's Common Stock, at $6.00 per share, as partial compensation in connection with the sale of Debentures. The value of the warrants have been estimated at $91,070 and credited to additional paid-in capital. The debt discount resulting from the warrants and the related commissions and expenses is being amortized over the life of the debentures.

Based on a recent SEC pronouncement, due to the difference between the fair market value of the Common Stock on the dates the Debentures were sold and the earliest discounted conversion price, the Company recognized deferred financing costs of $1,147,940 which was amortized over the periods from issuance to August 26, 1997, the date on which the Debentures first became convertible. Management believes that the proceeds received from the Debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

During November and December 1997, $675,000 face amount of Debentures were converted into 531,290 shares of common stock, resulting in increases in common stock of $5,313 and additional paid-in capital of $669,687.

Interest  and debt  expense  includes  interest of $127,212  (1997) and $165,478
(1996) applicable to stockholders.

5.  Stockholders' Equity

As part of the sale of stock in 1990 to HT Troplast AG (successor to Huls Troisdorf AG - "HT"), a German company formerly manufacturing laminates for printed circuit boards, the Company is receiving contributions of know-how and technical assistance services. The technical and marketing assistance services provided by HT in 1997 have been valued by management at $9,364 and included in expenses and credited to paid-in capital. Future services will be valued and recorded when received.

The shares of the Series A convertible preferred stock are convertible at any time at the option of the stockholder into shares of common stock at the rate (subject to antidilution adjustment) of one-half share of common stock for each share of Series A convertible preferred stock. Each share will automatically be converted into shares of common stock (at the then applicable conversion rate) upon the consummation of an underwritten public offering covering the sale of common stock with aggregate net proceeds of not less than $10,000,000 with a price per share equal to or greater than $9.00 per share.



                                      F11

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

On July 9, 1996, the Company completed an initial public offering ("IPO") for the sale of 2,415,000 units at $5.00 each, aggregating $12,075,000, resulting in net proceeds of $9,920,071 after discounts, commissions and expenses. Each unit consisted of one share of common stock and one redeemable common stock warrant.

6.   Warrants and Options

Warrants and Unit Purchase Option

In connection with sale of notes and the guarantee agreement in 1992 and February 1993, the Company issued warrants to purchase 65,500 shares of common stock at $7.50 per share, as adjusted. The warrants are exercisable until May 28, 1999, as amended.

In connection with the sale of notes in November 1993, the Company issued warrants to purchase 249,000 shares of common stock at $7.50 per share. Warrants to purchase 225,000 shares are exercisable to May 16, 2000 and warrants to purchase 24,000 shares are exercisable until November 16, 1998.

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

In February 1996, in connection with a private placement of notes through Trautman Kramer & Company, Inc., the placement agent, the Company issued to them warrants to purchase 76,993 shares of common stock at $3.96 a share.
The warrants are exercisable until February 15, 2001.

As part of its IPO, the Company sold units which included Redeemable Common Stock Warrants to purchase 2,415,000 shares of common stock at $6.25 per share (subject to antidilutive provisions) through July 3, 2001. The warrants may be redeemed by the Company at $.01 per warrant upon a minimum of 30 days prior written notice to the holders thereof if the closing bid quotation of the common stock has been at least 150% of the then exercise price of the warrants



                                      F12
on each of the 20 consecutive trading days ending on a day not more than three days prior to the date of the notice of redemption.

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

In May 1997, Trautman Kramer & Company Inc., the placement agent, received warrants to buy 182,140 shares of the Company's Common Stock, at $6.00 per share, as partial compensation in connection with the sale of the Debentures. The warrants are exercisable until May 28, 2002.

In connection with the extension of the maturity date of notes payable to stockholders on September 30, 1997, the Company issued warrants to purchase 30,000 shares of common stock at $5.86 per share. The fair value of such warrants is nominal. The warrants are exercisable until September 30, 2002.

In October 1997, the Company issued warrants to buy 29,470 shares of the Company's Common Stock, at $5.09 per share, as partial compensation for the finder's fee in connection with the signing of the Canadian joint venture agreement. The fair value of such warrants is nominal. The warrants are exercisable until October 16, 2001.

In December 1997, in connection with resolving a dispute, the Company issued warrants to buy 36,000 shares of common stock at $3.00 per share. The fair value of such warrants is nominal. The warrants are exercisable until August 3, 2000.

In September 1997, warrants to purchase 16,500 shares of the Company's common stock were exercised at an exercise price of $3.00 per share, resulting in an increase in common stock of $165 and an increase in additional paid-in capital of $ 47,355, net of expenses.

Stock Option Plan

Under the Company's 1988 non-qualified stock option plan, 150,000 shares of common stock may be issued to selected key employees and non-employees, including directors, providing services to the Company. Under the Company's 1994 Stock Award Plan as amended, 1,175,000 shares of common stock may be issued as Incentive Stock Options, non-qualified options or restricted stock to selected key employees or to non-employees, including directors, providing services to the Company. All options granted have ten year terms and vest and become fully exercisable between six months and three years.

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



                                      F13

Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of 5.52% and 6.278%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .795 and .50, respectively; and a weighted-average expected life of the option of 6 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information for 1997 and 1996 are as follows:

                                                    1997               1996
                                                 -----------        -----------
     Pro Forma Net (Loss)                        ($7,953,996)       ($4,903,063)
     Pro Forma (Loss) Per Share
         Basic                                        ($1.27)            ($1.07)

Because SFAS is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                               1997                                1996
                                                   -----------------------------       ----------------------------
                                                                Weighted-Average                   Weighted-Average
                                                   Options       Exercise Price        Options      Exercise Price
                                                   =============================       ============================

Outstanding-beginning of year                      600,600            $4.08            474,600           $3.59
Granted                                            205,810             4.60            135,000            5.75
Forfeited                                           35,920             5.26              9,000            3.03
                                                   -----------------------------       ----------------------------
Outstanding - end of year                          770,490            $4.16            600,600           $4.08
                                                   =============================       ============================

Exercisable - end of year                          491,528             3.94            387,700           $3.75

Weighted average fair value of
options granted during the year                                       $3.32                              $3.20


                                      F14

A summary of options outstanding as of December 31, 1997 follows:


                                                               Weighted Average
                                                                   Remaining
                           Options             Options          Contractual Life
    Exercise Price       Outstanding         Exercisable           (Years)
    --------------       -----------         -----------       -----------------
        $2.375              61,390                --                9.93
         2.500             299,633             266,672              8.00
         4.375               3,000                --                9.34
         4.750              12,000                --                9.28
         5.000             124,800             124,800              4.93
         5.750             230,167              60,556              8.92
         7.500              39,500              39,500              0.28
                           -------             -------              ----
                           770,490             491,528              7.56
                           =======             =======              ====

Included in the total outstanding as of December 31, 1997 are 409,800 options for directors.

The Company has reserved 9,512,169 shares of common stock for conversions of preferred stock and convertible debentures and issuances for stock options, warrants and stock exchange agreements.

7.  Income Taxes

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

At December 31, 1997, the Company has net operating loss carryforwards ("NOL") of approximately $25,600,000 for Federal income tax purposes, expiring at 2003 through 2012. In addition, the Company has research and development credits, targeted job credits and alternative minimum tax credits of approximately $1,120,000 which generally expire through 2012, to offset future taxes. The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses and tax credits in situations where there is a change in ownership, as defined, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The limitation is computed based upon the fair market value of the Company at the time of the ownership change multiplied by the Federal long-term tax-exempt borrowing rate. The common stock issuance in the IPO combined with the other stock issuances completed by the Company during the three years ended December 31, 1996 have initiated a change in ownership as defined



                                      F15
in  the  IRC.  Accordingly,  the  Company  is  currently  subject  to an  annual limitation of approximately $1,170,000 on $17 million of its NOL carryforward. Additionally, because there is a limit on the time during which NOL carryforwards and tax credits may be applied against future taxable income, the Company may not be able to take full advantage of these attributes when the Company generates taxable income.

As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets. The components of the Company's net deferred tax for the years ended December 31 are as follows:

                                                             December 31
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    -----------
    Deferred tax assets:
       Deferred salaries                             $   253,000    $   243,000
       Net operating loss carryforwards                8,688,000      6,426,000
       Research and development and other credits      1,121,000        940,000
                                                     -----------    -----------
    Total deferred tax assets                         10,062,000      7,609,000
    Less:  Valuation allowance                        (9,642,000)    (7,367,000)
                                                     -----------    -----------
    Net deferred tax assets                              420,000        242,000
    Deferred tax liability:
       Tax over book depreciation                       (420,000)      (242,000)
                                                     -----------    -----------
     Net deferred tax                                $      --      $      --
                                                     ===========    ===========
fs8.  Commitments

Operating Leases

At December 31, 1997, future minimum annual rentals for leases with initial or remaining terms in excess of one year are as follows:

                  1998              $193,000
                  1999               183,000
                  2000               121,000
                  2001                 5,000
                                    ========
                                    $502,000

The Company leases its plant under a net lease expiring August 31, 2000. The lease is renewable for an additional five years and requires that the Company pay real estate taxes as additional rent.

Rent expense was approximately $235,000 in 1997 and $236,000 in 1996. The foregoing amounts include $79,000 and $80,000, respectively, of real estate taxes paid as additional rent.


                                      F16

Capital Leases

Future minimum lease payments under capital leases for equipment with a net book value of approximately $124,000, included in property and equipment for the years ending December 31, are as follows:

         1998                                                   56,360
         1999                                                   47,264
         2000                                                    6,309
                                                               -------
         Total payments                                        109,933
         Less: Amount representing interest                     15,884
                                                               -------
         Present value of minimum lease  payments              $94,049
                                                               =======

Employment Contracts

The Company has employment agreements with three officers/directors providing for employment through 1998 and for one divisional officer providing for employment through 2000 for aggregate salaries of $430,000 per annum, severance pay if terminated of one times their annual salary (aggregate $430,000) and severance pay if they terminate due to a change in control, as defined, of two times their annual salaries (aggregate $860,000).

Equipment Purchases

At December 31, 1997, the Company had commitments for the purchase of production equipment of approximately $500,000.

9.  Officers' Life Insurance

The Company is the owner and beneficiary of insurance policies of $2,000,000 each on the lives of two of its officers for an aggregate of $4,000,000.

10.  Dependence on a Major Supplier

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

11.  Significant Customers

Customers who individually represent 10% or more of net sales for the respective years are as follows:

                                                   Years Ended December 31
                                                   -----------------------
                                                     1997            1996
                                                   --------        -------
        HADCO Corporation                            74.8%          50.8%
        Merix Corporation                            17.6%          46.4%



                                      F17

12.  Financing and Subsequent Events

Subsequent to December 31, 1997, $2,590,000 face amount of Debentures were converted into 1,773,106 shares of common stock, resulting in increases of common stock of $17,731 and additional paid-in capital of $2,572,269.

Subsequent to December 31, 1997, the Company issued stock options to employees to purchase 243,000 shares of common stock at $1.375 per share, the market price of the stock on the date of the grant.

On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Fidelity Venture Capital Corp. of Taiwan ("Fidelity") to establish a joint venture to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and it will receive additional up-front license payments of $1 million and, will in turn, invest $500,000 in the joint venture, upon the achievement of certain milestones. As part of the transaction, the joint venture acquired 587,372 shares of the Company's common stock for $1 million and agreed to buy a like amount of shares for another $1 million within 30 days following approval of the joint venture license by the science park where it is proposed to be located. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Fidelity provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment.

In addition to the funds mentioned in the preceding paragraph, the Company plans to obtain additional funding of $5 million or more from sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing.



                                      F18