Form 10QSB
period 1998-03-31
COMPOSITECH LTD
filed 1998-05-15
CIK 829764

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 13, 1998:

     Common Stock $.01 par value                                12,451,206
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

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1998(unaudited) and
           December 31, 1997..................................................2

         Statements of Operations (unaudited) for the three months
           ended March 31, 1998 and 1997......................................3

         Statements of Cash Flows (unaudited) for the three months
           ended March 31, 1998 and 1997......................................4

         Notes to Financial Statements (unaudited)............................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................7

Part II - Other Information
---------------------------

Item 2.  Changes in Securities...............................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signature....................................................................11

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                    March 31       December 31
                                                                                      1998            1997
                                                                                  ------------    ------------
ASSETS                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                       $  1,137,829    $    624,254
  Short-term investments
  Accounts receivable trade - net                                                       58,165          44,725
  Accounts receivable from joint venture                                               119,123         201,382
  Inventories                                                                          377,921         401,922
  Prepaid expenses and other                                                           181,110          97,371
                                                                                  ------------    ------------
        Total current assets                                                         1,874,148       1,369,654

Property and equipment at cost - net                                                 5,150,097       5,276,672
Investment in Canadian joint venture - net of accumulated
      amortization of $8,200 (1998)                                                  5,664,240       5,631,561
Advance payments on construction-in-progress                                           405,209         274,253
Deferred debt expense - net of accumulated amortization of $423,231 (1998)
       and $ 154,858 (1997)                                                            190,580         458,953
Other assets and other deferred charges, net of accumulated amortization
       of $9,637 (1998) and $6,846 (1997)                                              132,005         134,796
                                                                                  ------------    ------------
Total assets                                                                      $ 13,416,279    $ 13,145,889
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                $    337,857    $    609,278
  Deferred salaries - $627,943 (1998)  and $1,500 (1997) to  officers                  856,820         192,571
  Accrued interest - $141,339 (1998) and $ 916 (1997)  to stockholders                 152,720          26,017
  Other accrued liabilities                                                            372,518         370,707
  Current maturities of  long-term debt - directors/stockholders                     1,595,000
                                                                                  ------------    ------------
        Total current liabilities                                                    3,314,915       1,198,573

Non-current liabilities:
  Notes payable to directors/stockholders                                                            1,595,000
  5% Convertible debentures, net of unamortized discount
       of $27,891 (1998) and $67,650 (1997)                                          2,652,109       5,762,350
  Deferred salaries - officers                                                                         551,558
  Accrued interest - directors/stockholders                                                            100,159
  Capital lease obligations                                                             38,457          49,047
  Other liabilities                                                                     37,500          37,500
                                                                                  ------------    ------------
        Total non-current liabilities                                                2,728,066       8,095,614

Deferred licensing income                                                              917,084

Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 4,000,000 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share;
    authorized shares - 714,161, issued and outstanding shares - 580,661 (1998)
    and 614,161 (1997)                                                               1,741,983       1,842,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares -  10,577,786 (1998) and 7,767,921 (1997)            105,778          77,679
  Additional paid-in capital                                                        34,250,001      30,075,100
  Deficit                                                                          (29,641,548)    (28,143,560)
                                                                                  ------------    ------------
    Total stockholders' equity                                                       6,456,214       3,851,702
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $ 13,416,279    $ 13,145,889
                                                                                  ============    ============


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                         Three Months Ended
                                                              March 31
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

Revenues:
  Sales                                              $    86,401    $   151,999
  Licensing income                                        12,916
                                                     -----------    -----------
       Total revenues                                     99,317        151,999

Costs and expenses:
  Manufacturing expenses                                 960,562        765,723
  Selling, general and administrative                    292,252        422,491
  Research and development                                40,613         23,008
                                                     -----------    -----------

      Total operating expenses                         1,293,427      1,211,222
                                                     -----------    -----------

(Loss) from operations                                (1,194,110)    (1,059,223)

Other income (expenses):
  Interest income                                         16,782         25,588
  Interest expense
     (net of interest capitalized of $4,000 (1997))      (95,479)       (40,977)
  Amortization of debt discount and expenses            (308,132)
  Loss on disposal of property and equipment              (8,274)
  Other income (expense)                                  50,346          2,218
                                                     -----------    -----------
                                                        (344,757)       (13,171)

(Loss) before provision for income taxes              (1,538,867)    (1,072,394)
                                                     -----------    -----------
Net (loss) from operations before equity in
  income (loss) of joint ventures                     (1,538,867)    (1,072,394)

Equity in income (loss) of Canadian joint venture         40,879
                                                     -----------    -----------
  Net (loss)                                        ($1,497,988)   ($1,072,394)
                                                     ===========    ===========

Net (loss) per share                                 ($     0.16)   ($     0.17)
                                                     ===========    ===========

Shares used in computing net (loss) per share          9,474,190      6,128,161
                                                     ===========    ===========

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                          Three Months Ended
                                                                               March 31
                                                                      --------------------------
                                                                          1998           1997
                                                                      -----------    -----------
Cash Flows from Operating Activities
Net (loss)                                                            ($1,497,988)   ($1,072,394)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases               176,495         62,565
    Loss on disposal of property and equipment                              8,274
    Amortization of debt discount and expenses                            308,132
    Equity in net income of Canadian joint venture                        (40,879)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                    (13,440)        41,815
       Accounts receivable from Canadian joint venture                     82,259
       Inventories                                                         24,001        (49,418)
       Prepaid expenses and other                                         (83,739)        (2,468)
       Other assets and other deferred charges                                              (633)
       Accounts payable                                                  (271,421)      (125,800)
       Deferred salaries                                                  112,691
       Accrued interest                                                    26,544         37,516
       Deferred licensing income                                          917,084
       Other accrued liabilities                                            2,175        (21,813)
                                                                      -----------    -----------
          Net cash and cash equivalents (used)
              in operating activities                                    (249,812)    (1,130,630)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                  (47,203)      (726,800)
Advance payments on construction-in-progress                             (130,956)        87,512
Short term investments - maturities                                                    2,384,700
                                                                      -----------    -----------
          Net cash and cash equivalents provided by (used in)
              investing activities                                       (178,159)     1,745,412

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                952,500
Payment of capital lease obligations                                      (10,954)
                                                                      -----------    -----------
        Net cash and cash equivalents provided by financing
              activities                                                  941,546
                                                                      -----------    -----------
        Increase in cash and cash equivalents                             513,575        614,782
        Cash and cash equivalents at beginning of period                  624,254        673,084
                                                                      -----------    -----------
        Cash and cash equivalents at end of period                    $ 1,137,829    $ 1,287,866
                                                                      ===========    ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                  $    91,336
                                                                                     ===========
Cash paid for:
  Interest                                                            $    68,934    $     4,201
                                                                      ===========    ===========


See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1998


Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Fidelity Venture Capital Corp. of Taiwan ("Fidelity") to establish a joint venture to manufacture the Company's laminates in Taiwan ("Taiwanese joint venture"). The Company received $1 million as a license down payment and it will receive additional up-front license payments of $1 million and, will in turn, invest $500,000 in the joint venture, upon the achievement of certain milestones. As part of the transaction, the Company received $960,000, net of expenses, in a private placement from the joint venture, and issued 610,868 shares of Common Stock, including commissions and will issue a like amount of shares to the joint venture for another $960,000, net of expenses, within 30 days following approval of the joint venture license by the science park where it is proposed to be located. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Fidelity provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment. Licensing income of $12,916 in the three months ended March 31, 1998 relates to the Taiwanese joint venture.

Reclassifications

     Certain reclassifications have been made to the financial statements for the three months ended March 31, 1997 to conform to presentations for the three months ended March 31, 1998.

Note 2 - Common Stock Issuances and Stock Options

     During January 1998, the Company granted to selected officers and key employees options to purchase 243,000 shares of common stock at $1.375 per share, the market value at the date of the grant. During February 1998, the Company granted to selected directors and key employees options to purchase 17,000 shares of common stock at $2.00 per share, the market value at the date of the grant.

     In the three months ended March 31, 1998, 33,500 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 16,750 shares of common stock, resulting in a decrease in Series A convertible preferred stock of $100,500, an increase in common stock of $168 and an increase in additional paid-in capital of $100,332.

     During the three months ended March 31, 1998, $3,150,000 face amount of Debentures were converted into 2,182,247 shares of common stock, resulting in increases in common stock of $21,822 and additional paid-in capital of $3,120,678, net of expenses.

Note 3 - Subsequent Events

     During April 1998, the remaining balance of $2,680,000 face amount of Debentures were converted into 1,873,420 shares of common stock, resulting in increases of common stock of $18,734 and additional paid-in capital of $2,661,266.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, in addition to the discussions below, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the risk factors listed therein.

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates, designed and assembled an initial production module to produce 36" x 48" laminates.

     In 1997, the Company had been producing and selling its laminates in limited quantities for qualification and use in production by its customers and completed installation of production modules to achieve higher quantity levels and economies of scale. The Company also added manufacturing management and initially expanded its workforce to meet anticipated increases in sales levels. Starting at the end of 1997, however, the workforce was scaled back when the anticipated increase in sales did not occur in accordance with management's expectations. This production-scale expansion is the first undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. There can be no assurance that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

Results of Operations

     Sales of laminates decreased to $86,401 for the three months ended March 31, 1998 from $151,999 for the three months ended March 31,1997. The decrease is the result of the continued delay in or cancellation of customers' programs for which Compositech's laminates were qualified.

     Licensing income, net of expenses, for the three months ended March 31, 1998 totaled $12,916, relating to the Taiwanese joint venture. There was no licensing income in the three months ended March 31, 1997.

     Research and development expenses increased to $40,613 for the three months ended March 31, 1998 from $23,008 for the three months ended March 31, 1997, reflecting the company's development efforts on new products. Manufacturing expenses increased to $960,562 for the three month period ended March 31, 1998 from $765,723 for the three months ended March 31, 1997, reflecting the higher levels of expenditures related to new product development and process enhancements during the first quarter of 1998 as well as the addition of manufacturing management personnel and related expenses to meet anticipated increases in production levels.

     Selling, general and administrative expenses decreased to $292,252 for the three months ended March 31, 1998 from $422,491 for the three months ended March 31, 1997. Decreases in legal and professional fees and patent/trademark expenses were partially offset by costs incurred in relation to the recruitment efforts for a new chief executive officer. During the first quarter of 1998, approximately $113,000 of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements.

     Interest expense (net of interest capitalized) increased to $95,479 for the three months ended March 31, 1998 from $40,977 for the three months ended March 31, 1997. The increase in the three-month period is related to the borrowing cost of the 5% convertible debentures, which was not present in the first quarter of 1997. Amortization of debt discount and expenses totaled $308,132 for the three months ended March 31, 1998, reflecting the amortization of costs associated with the 5% convertible debentures, including accelerated amortization of $263,257 as a result of debenture conversions during the three months ended March 31, 1998. Other income increased to $50,346 for the three months ended March 31, 1998 from $2,218 for the three months ended March 31, 1997, reflecting the receipt of a property tax refund applicable to prior fiscal periods as well as adjustments of prior period professional fee charges.

     The equity in the profit of the Canadian joint venture during the first quarter of 1998, totaling $40,879, represents the Company's 50% share of the net profit of the joint venture which was formed in October 1997. The profit resulted from interest income recorded by the joint venture on its' short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $1,497,988 for the three months ended March 31, 1998 compared with $1,072,394 for the three months ended March 31, 1997. The increased loss was attributable primarily to the amortization of debt discount and expenses relative to the Debentures, a non-cash item, and the decrease in sales revenues.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1998. As of March 31, 1998, the Company had approximately $1,138,000 of available cash resources. In January and February 1998, in connection with the Taiwanese joint venture, the Company received net proceeds aggregating approximately $1.9 million from the receipt of a license fee down payment and the issuance of stock and anticipates receiving an additional $900,000 in the second quarter of 1998, net of expenses. However, the Company will require additional funding to cover current operations and expenditures of approximately $500,000 for additional production equipment until revenues from operations are sufficient for these purposes. Current operations require approximately $400,000 a month based on current levels of production and sales. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. The Company plans to obtain $5 million or more from these sources. There can be no assurance that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

Three  Months  Ended March 31, 1998  Compared  with Three Months Ended March 31,
1997

     Net cash and cash equivalents used in operating activities decreased to $249,812 for the three months ended March 31, 1998 from $1,130,630 for the three months ended March 31, 1997. The licensing fees received in cash from the Taiwan joint venture totaling $930,000, net of expenses, was the primary source of funds provided by operating activities for the three months ended March 31, 1998, with $917,084 deferred to future periods for financial reporting purposes. Increases in deferred salaries and accrued interest for this same period were offset by a decrease in accounts payable.

     Net cash and cash equivalents used in investing activity for the three months ended March 31, 1998 amounted to $178,159, compared with net cash and cash equivalents provided by investing activities of $1,745,412 for the three months ended March 31, 1997. Capital expenditures for equipment and advance payments for equipment decreased to $178,159 for the three months ended March 31, 1998, compared with $639,288 for the three months ended March 31, 1997. The decrease is attributable to the decreased rate of acquisition of additional production modules that constituted a significant portion of the expansion program and the upgrading of existing equipment that concluded in the second half of 1997. Maturities of short term U.S. Government securities during the three months ended March 31, 1997 accounted for $2,384,700 of funds provided by investing activities.

     Cash flows from financing activities increased to $941,546 for the three months ended March 31, 1998. The sale of stock to the Taiwanese joint venture, net of expenses, accounted for $952,500 of funds provided by financing activities, reduced by the payment of capital lease obligations of $10,954. There were no cash flows from financing activities during the first quarter of 1997.

Part II - Other Information

Item 2. Changes in Securities

     (c)  Recent Sales of Unregistered Securities.

     On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Fidelity Venture Capital Corp. of Taiwan ("Fidelity") to establish a joint venture to manufacture the Company's laminates in Taiwan ("Taiwanese joint venture"). As part of the transaction, the Taiwanese joint venture acquired 587,372 shares ( the "Shares" ) of the Company's common stock for $1 million in a private placement and agreed to buy a like amount of shares for another $1 million within 30 days following approval of the joint venture license by the science park where it is proposed to be located. The sale of the Shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     Item 6. Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

          None

     All other items required in Part II have been filed previously or are not applicable for the quarter ended March 31, 1998.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPOSITECH LTD.



Dated: May 15, 1998                     /s/ Samuel S. Gross
                                        ----------------------------------------
                                        Executive  Vice  President and Treasurer
                                        (Principal    Accounting   Officer   and
                                        officer  duly  authorized  to sign  this
                                        report on behalf of the registrant)