Form 10QSB
period 1998-06-30
COMPOSITECH LTD
filed 1998-08-13
CIK 829764

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

                  For the quarterly period ended June 30, 1998

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


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of August 13, 1998:

         Common Stock $.01 par value                        12,457,706
         ---------------------------                        ----------
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

Item 1.  Financial Statements

         Balance Sheets as of June 30, 1998 (unaudited)
           and December 31, 1997...............................................2

         Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 1998 and 1997......................3

         Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 1998 and 1997........................................4

         Notes to Financial Statements (unaudited).............................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................8

Part II - Other Information
---------------------------

Item 2.  Changes in Securities................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signature.....................................................................14

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                June 30        December 31
                                                                                                  1998            1997
                                                                                              ------------    ------------
ASSETS                                                                                        ( unaudited )
Current assets:
  Cash and cash equivalents                                                                   $  1,752,185    $    624,254
  Short-term investments
  Accounts receivable trade - net                                                                   31,029          44,725
  Accounts receivable from joint venture                                                           129,724         201,382
  Inventories                                                                                      370,497         401,922
  Prepaid expenses and other                                                                       102,095          97,371
                                                                                              ------------    ------------
        Total current assets                                                                     2,385,530       1,369,654

Property and equipment at cost - net                                                             5,015,761       5,276,672
Investment in joint venture - net of accumulated amortization of $12,750 (1998)                  5,671,545       5,631,561
Advance payments on construction-in-progress                                                       683,485         274,253
Deferred debt expense - net of accumulated amortization of $154,858                                                458,953
Other assets and other deferred charges, net of accumulated amortization
       of $12,520 (1998) and $6,846 (1997)                                                         137,051         134,796
                                                                                              ------------    ------------
Total assets                                                                                  $ 13,893,372    $ 13,145,889
                                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                            $    310,009    $    609,278
  Deferred salaries - $697,943 (1998)  and $ 1,500 (1997) to  officers                             915,591         192,571
  Accrued interest - all (1998) and $ 916 (1997)  to stockholders                                  181,684          26,017
  Other accrued liabilities                                                                        447,515         370,707
  Current maturities of  long-term debt - directors/stockholders                                 1,595,000
                                                                                              ------------    ------------
        Total current liabilities                                                                3,449,799       1,198,573

Non-current liabilities:
  Notes payable to directors/stockholders                                                                        1,595,000
  5% Convertible debentures, net of unamortized discount of $67,650                                              5,762,350
  Deferred salaries - officers                                                                                     551,558
  Accrued interest - directors/stockholders                                                                        100,159
  Capital lease obligations                                                                         28,011          49,047
  Other liabilities                                                                                 37,500          37,500
                                                                                              ------------    ------------
        Total non-current liabilities                                                               65,511       8,095,614

Deferred licensing income                                                                          877,808

7% Series B convertible  preferred stock, par value $0.01; stated value $10,000 per share; authorized, issued and outstanding shares - 220, net of unamortized
  discount of $62,857                                                                            2,137,143

Commitments

Stockholders'  equity :
  Undesignated  preferred stock;  authorized  3,999,780 shares,  none issued and outstanding
  Series A convertible  preferred stock, par value $3.00 per share;
    authorized shares - 714,161, issued and outstanding shares - 567,661 (1998)
    and 614,161 (1997)                                                                           1,702,983       1,842,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares -  12,457,706 (1998) and 7,767,921 (1997)                        124,577          77,679
  Additional paid-in capital                                                                    36,704,990      30,075,100
  Deficit                                                                                      (31,169,439)    (28,143,560)
                                                                                              ------------    ------------
    Total stockholders' equity                                                                   7,363,111       3,851,702
                                                                                              ------------    ------------
Total liabilities and stockholders' equity                                                    $ 13,893,372    $ 13,145,889
                                                                                              ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three Months Ended              Six Months Ended
                                                                                  June 30                       June 30
                                                                       ----------------------------    ----------------------------
                                                                           1998            1997            1998            1997
                                                                       ------------    ------------    ------------    ------------
Revenues:
  Sales                                                                $     75,752    $    143,469    $    162,153    $    295,468
  Licensing income                                                           18,660                          31,576
                                                                       ------------    ------------    ------------    ------------
       Total revenues                                                        94,412         143,469         193,729         295,468

Costs and expenses:
  Manufacturing expenses                                                  1,055,002       1,389,893       2,015,564       2,155,616
  Selling, general and administrative                                       330,762         369,498         623,014         791,989
  Research and development                                                   25,297          23,197          65,910          46,205
                                                                       ------------    ------------    ------------    ------------

      Total operating expenses                                            1,411,061       1,782,588       2,704,488       2,993,810
                                                                       ------------    ------------    ------------    ------------

(Loss) from operations                                                   (1,316,649)     (1,639,119)     (2,510,759)     (2,698,342)

Other income (expenses):
  Interest income                                                            14,178          13,245          30,960          38,833
  Interest expense
     ( net of interest capitalized of $82,000 (1997))                       (51,681)         22,294        (147,160)        (18,683)
  Amortization of debt discount and expenses                               (189,471)       (121,202)       (497,603)       (121,202)
  Loss on disposal of property and equipment                                    (86)                         (8,360)
  Other income (expense)                                                      5,450           6,242          55,796           8,460
                                                                       ------------    ------------    ------------    ------------
                                                                           (221,610)        (79,421)       (566,367)        (92,592)
                                                                       ------------    ------------    ------------    ------------

(Loss) from operations before equity in income (loss) of joint venture   (1,538,259)     (1,718,540)     (3,077,126)     (2,790,934)

Equity in income (loss) of joint venture                                     10,368                          51,247
                                                                       ------------    ------------    ------------    ------------
   Net (loss)                                                            (1,527,891)     (1,718,540)     (3,025,879)     (2,790,934)

Preferred Stock dividend accrued, including amortization of
discount on 7% Series B convertible preferred stock of $251,429             265,118                         265,118
                                                                       ------------    ------------    ------------    ------------
   (Loss) available for common stockholders                            ($ 1,793,009)   ($ 1,718,540)   ($ 3,290,997)   ($ 2,790,934)
                                                                       ============    ============    ============    ============


Shares used in computing (loss) per common share                         12,322,638       6,144,379      10,906,495       6,136,315
                                                                       ============    ============    ============    ============


(Loss) per common share - basic                                        ($      0.15)   ($      0.28)   ($      0.30)   ($      0.45)
                                                                       ============    ============    ============    ============

(Loss) per common share - diluted                                      ($      0.11)   ($      0.26)   ($      0.23)   ($      0.43)
                                                                       ============    ============    ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                     --------------------------
                                                                                        1998           1997
                                                                                     -----------    -----------
Cash Flows from Operating Activities
Net (loss)                                                                           ($3,025,879)   ($2,790,934)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                              349,432        195,224
    Loss on disposal of property and equipment                                             8,360        121,202
    Amortization of debt discount and expenses                                           526,603
    Equity in net income of joint venture                                                (51,247)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                    13,696         42,368
       Accounts receivable from joint venture                                             71,658
       Inventories                                                                        31,425       (141,926)
       Prepaid expenses and other                                                         (4,724)       (15,203)
       Other assets and other deferred charges                                                          (94,314)
       Accounts payable                                                                 (299,269)       188,354
       Deferred salaries                                                                 171,462
       Accrued interest                                                                   55,508          6,666
       Deferred licensing income                                                         877,808
       Other accrued liabilities                                                          63,498        133,850
                                                                                     -----------    -----------
          Net cash and cash equivalents (used) in operating activities                (1,211,669)    (2,354,713)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                 (78,457)    (1,305,096)
Advance payments on construction-in-progress                                            (409,232)        89,212
Investment in joint venture                                                               (1,487)
Patent costs deferred                                                                     (7,929)       (94,536)
Short term investments - maturities                                                                   2,384,700
                                                                                     -----------    -----------
          Net cash and cash equivalents provided by (used in) investing activities      (497,105)     1,074,280

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                               958,120
Net proceeds from notes payable
Net proceeds from issuance of 5% convertible debentures                                               2,022,231
Net proceeds from issuance of 7% Series B convertible preferred stock                  1,900,000
Payment received on notes receivable
Payment of capital lease obligations                                                     (21,415)        (4,141)
Payment of notes payable

                                                                                     -----------    -----------
        Net cash and cash equivalents provided by financing activities                 2,836,705      2,018,090
                                                                                     -----------    -----------
        Increase in cash and cash equivalents                                          1,127,931        737,657
        Cash and cash equivalents at beginning of period                                 624,254        673,084
                                                                                     -----------    -----------
        Cash and cash equivalents at end of period                                   $ 1,752,185    $ 1,410,741
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                 $    91,336
                                                                                                    ===========
  Preferred Stock dividend accrued, including amortization of discount
    on 7% Series B convertible preferred stock of $251,429                           $   265,118
                                                                                     ===========
Cash paid for:
  Interest                                                                           $    92,390    $    94,018
                                                                                     ===========    ===========


See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1998


Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Fidelity Venture Capital Corp. of Taiwan ("Fidelity") to establish a joint venture to manufacture the Company's laminates in Taiwan ("Taiwanese joint venture"). The Company received $1 million as a license down payment and it will receive additional up-front license payments of $1 million and, will in turn, invest approximately $500,000 in the joint venture, upon the achievement of certain milestones. As part of the transaction, the Company received approximately $950,000, net of expenses, in a private placement from the joint venture, and issued 610,868 shares of the Company's common stock, par value $0.01 (the "Common Stock"), including commissions and will issue a like amount of shares to the joint venture for $960,000, net of expenses, within 30 days following approval of the joint venture license by the science park where it is proposed to be located. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Fidelity provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment. Licensing income of $18,660 in the three months ended June 30, 1998 and $31,576 in the six months ended June 30, 1998 relates to the Taiwanese joint venture.

     On May 29, 1998, the Company issued 220 shares of 7% Series B convertible preferred stock, par value $0.01 (the "Series B Preferred Stock") at $10,000 per share in a private placement, raising gross proceeds of $2.2 million. The net proceeds of approximately $1.9 million will be used for working capital and equipment.

     Holders of the Series B Preferred Stock are entitled to dividends on a cumulative basis, payable quarterly in cash or Common Stock at the option of the Company, except under certain specified conditions which require the payment of dividends in cash. In the event of any voluntary or involuntary liquidation of the Company, holders of the Series B Preferred Stock shall be entitled to receive the stated value of $10,000 per share plus all due but unpaid dividends before any distribution or payments are made to holders of the Company's Series A Convertible Preferred Stock, $3.00 par value (the "Series A Preferred Stock"), or Common Stock. The holders of the Series B Preferred Stock do not have voting rights except in certain limited circumstances in which their rights, powers or preferences could be adversely affected.

     Each share of the Series B Preferred Stock is convertible at the option of the holder into shares of the Company's Common Stock from July 8, 1998 through May 29, 2000, at which time any remaining shares will be automatically converted into Common Stock. The conversion price for each share of the Series B Preferred Stock is the lesser of $3.00 and 87 1/2% of the average five lowest daily trade prices of the Company's Common Stock during the 20 trading days preceding the conversion date, subject to a floor price of $1.50 per share, subject to decrease in certain circumstances. The Certificate of Designations of the Series B Preferred Stock provides for redemption in cash at the Company's option at any time and mandatory redemption at the holder's option under certain circumstances relating to, among others, the maintenance of listing of shares of the Company's Common Stock on a major exchange. The redemption price would be generally equivalent to the amount obtained if the Series B Preferred Stock was converted into Common Stock at the then existing conversion price.

     In addition to a cash commission, the Company issued warrants to purchase 125,000 shares of its Common Stock at $2.50 per share exercisable until May 29, 2003 as a finder's fee in connection with the foregoing transaction. The Company has estimated that the value of the warrants is not material.

     Based on a SEC pronouncement, a portion of the proceeds of the issue representing the discounted conversion feature as measured by the difference between the fair market value of the Common Stock on the dates the Series B Preferred Stock was sold and the earliest discounted conversion price has been allocated to additional paid-in-capital. The discount resulting from the allocation of proceeds has been recorded as an additional dividend of $314,286 which is being amortized over the period from issuance to July 9, 1998, the date on which the Series B Preferred Stock first became convertible. Management believes that the proceeds received from the Series B Preferred Stock and the discount offered on conversion of the Series B Preferred Stock is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

     Reclassifications Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 1997 to conform to presentations for the three months and six months ended June 30, 1998.

Note 2 - Common Stock Issuances and Stock Options

     In the six months ended June 30, 1998, the Company granted to selected officers, directors, key employees and consultants options to purchase 630,500 shares of Common Stock at prices ranging from $1.375 per share to $2.00 per share, the market value of the Common Stock at the date of grant.

     In the six months ended June 30, 1998, 46,500 shares of the Series A Preferred Stock were converted at the existing conversion rate into 23,250 shares of Common Stock, resulting in a decrease in Series A Preferred Stock of $139,500, an increase in Common Stock of $233 and an increase in additional paid-in capital of $139,267.

     During April 1998, the remaining balance of $2,680,000 face amount of 5% Convertible Debentures were converted into 1,873,420 shares of Common Stock, resulting in increases in Common Stock of $18,734 and additional paid-in capital of $2,661,266.

Note 3 - Subsequent Events

     During July 1998, the Company  received  $500,000 from the Taiwanese  joint
venture  as  an  advance  on  the  purchase  of  Common  Stock  and   reinvested
substantially all the proceeds as part of its investment in the joint venture.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, in addition to the discussions below, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and its Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on July 8, 1998 and the risk factors listed therein.

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company developed processes and machinery to manufacture its unique laminates, designed and assembled prototype equipment to produce 24" x 24" laminates and designed, assembled and in 1995 started up an initial production module to produce 36" x 48" laminates. In 1997, the Company completed the installation of advanced production equipment bought with the proceeds of the Company's Initial Public Offering in July 1996. This initial production-scale expansion signified the end of the Company's development stage.

     During 1997, the Company produced and sold its laminates in limited quantities for qualification and use in production by its customers and completed installation of production modules to achieve higher quantity levels and economies of scale. Throughout 1997 and continuing into 1998, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. The Company also worked on and continues to work on solving problems with incoming raw materials and interior environment, which affect manufacturing yields. The Company also added manufacturing management and initially expanded its workforce to meet anticipated increases in sales levels. Starting at the end of 1997, however, the workforce was scaled back when the anticipated increase in sales did not occur in accordance with management's expectations. This continued until May of 1998, when the workforce was increased to meet the requirements of expected larger orders. The Company recorded bookings of approximately $82,000 in June 1998, most of which was shipped in July 1998, bookings of approximately $68,000 in July 1998 and had a backlog of approximately $65,000 at the end of July 1998.

     The production-scale expansion described above is the first undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. There can be no assurance that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

Results of Operations

     Sales of laminates decreased to $75,752 for the three months ended June 30, 1998 from $143,469 for the three months ended June 30,1997 and to $162,153 for the six months ended June 30, 1998 from $295,468 for the six months ended June 30, 1997. Sales in the first quarter of 1998 were $86,401. The decreases are the result of the continued delay in or cancellation of customers' programs for which Compositech's laminates were qualified or were in the process of being qualified. Sales for July 1998 were approximately $66,000 and there was a backlog of approximately $65,000 at the end of July 1998.

     Licensing income, relating to the Taiwanese joint venture, net of expenses, for the three months ended March 31, 1998 totaled $18,660 and for the six months ended June 30, 1998 totaled $31,576. There was no licensing income in the three months and six months ended June 30, 1997.

     Research and development expenses increased to $25,297 for the three months ended June 30, 1998 from $23,197 for the three months ended June 30, 1997 and to $65,910 for the six months ended June 30, 1998 from $46,205 for the six months ended June 30, 1997, reflecting the Company's development efforts on new processes. Manufacturing expenses decreased to $1,055,002 for the three month period ended June 30, 1998 from $1,389,893 for the three months ended June 30, 1997 and to $2,015,564 for the six months ended June 30, 1998 from $2,155,616 for the six months ended June 30, 1997, reflecting the reduced level of manufacturing and sales activity in the second quarter of 1998 as compared to the same period last year, partially offset by higher levels of expenditures related to product development, process adjustments and enhancements and problems with incoming raw materials and interior environment.

     Selling, general and administrative expenses decreased to $330,762 for the three months ended June 30, 1998 from $369,498 for the three months ended June 30, 1997 and to $623,014 for the six months ended June 30, 1998 from $791,989 for the six months ended June 30, 1997. Decreases in legal and professional fees and patent/trademark expenses were partially offset by increased advertising and promotion expenses and costs incurred in relation to the recruitment of the Company's new president and chief executive officer. During the first half of 1998, approximately $214,000 of selling, general and administrative expenses were charged to the Company's Canadian joint venture, in accordance with the joint venture agreements, pursuant to which the Company and its joint venture partners are planning to establish a plant in the greater Montreal area to manufacture the Company's laminates.

     Interest expense (net of interest capitalized) increased to $51,681 for the three months ended June 30, 1998 from ($22,294) for the three months ended June 30, 1997 and to $147,160 for the six months ended June 30, 1998 from $18,683 for the six months ended June 30, 1997. The increased expense is related to the borrowing cost of the 5% convertible debentures, which did not begin until May 1997 as well as a reduction in the amount of capitalized interest, since the Company has completed its initial production expansion phase. Amortization of debt discount and expenses increased to $189,471 for the three months ended June 30, 1998 from $121,202 for the three months ended June 30, 1997 and to $497,603 for the six months ended June 30, 1998 from $121,202 for the six months ended June 30, 1997, reflecting the amortization of costs associated with the 5% convertible debentures, including accelerated amortization as a result of debenture conversions that concluded during the second quarter of 1998. Other income decreased to $5,450 for the three months ended June 30, 1998 from $6,242 for the three months ended June 30, 1997 and increased to $55,796 for the six months ended June 30, 1998 from $8,460 for the six months ended June 30, 1997. The increase in the six month period reflects the receipt of a property tax refund applicable to prior periods as well as adjustments of prior period professional fees.

     The equity in the profit of the Canadian joint venture during the first half of 1998, totaling $51,247, represents the Company's 50% share of the net profit of the joint venture which was formed in October 1997. The profit resulted from interest income recorded by the joint venture on its short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $1,527,891 for the three months ended June 30, 1998 compared with $1,718,540 for the three months ended June 30, 1997 and $3,025,879 for the six month period ended June 30, 1998 compared with $2,790,934 for the six month period ended June 30, 1997. The decreased loss in the three month period ended June 30 was primarily attributable to the decreased level of manufacturing expenses related to the decrease in sales revenue which exceeded the increases in interest expense and amortization of debt discount. The increased loss in the six month period ended June 30 was attributable primarily to the amortization of debt discount and expenses relative to the Debentures, a non-cash item, and the decrease in sales revenues and related expenses.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1998. As of June 30, 1998, the Company had approximately $1,752,000 of available cash resources. In January and February 1998, in connection with the Taiwanese joint venture, the Company received net proceeds aggregating approximately $1.9 million from the receipt of a license fee down payment and the issuance of stock and anticipates receiving an additional $1,190,000 in the third quarter of 1998, net of expenses, from license fees and stock issuances. In July 1998, the Company invested approximately $466,000 in the Taiwanese joint venture, in accordance with the terms of the joint venture agreements. In May of 1998, the Company concluded its sale of Series B Preferred Stock, realizing approximately $1,900,000, after expenses.

     However, the Company will require additional funding to cover current operations, which require approximately $400,000 a month based on current levels of production and sales, until revenues from operations are sufficient. In addition, the Series B Preferred Stock is subject to mandatory redemption at the holder's option under certain circumstances relating to, among others, the maintenance of listing of shares of the Company's Common Stock on a major exchange (currently Nasdaq SmallCap). Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. There can be no assurance that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

     Included in current maturities of long-term debt is $1,595,000 due to directors/stockholders. The Company intents to renegotiate the due date of these loans.

     Based on a preliminary review of Year 2000 issues, the Company believes that the impact will not be material to the Company's business, operations or financial condition. The Company is also assessing how it could be affected by the failure of third parties (e.g. vendors and customers) to mitigate their own Year 2000 issues.

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

     Net cash and cash equivalents used in operating activities decreased to $1,211,669 for the six months ended June 30, 1998 from $2,354,713 for the six months ended June 30, 1997. The licensing fees received from the Taiwan joint venture were the primary source of funds provided by operating activities for the six months ended June 30, 1998, with $877,808 deferred to future periods for financial reporting purposes. Decreases in accounts receivable and inventory as well as increases in deferred salaries, accrued interest and accrued liabilities for this same period were partially offset by a decrease in accounts payable.

     Net cash and cash equivalents used in investing activity for the six months ended June 30, 1998 amounted to $497,105, compared with net cash and cash equivalents provided by investing activities of $1,074,280 for the six months ended June 30, 1997. Capital expenditures for equipment and advance payments for equipment decreased to $487,689 for the six months ended June 30, 1998, from $1,215,084 for the six months ended June 30, 1997. The decrease is attributable to the reduced rate of purchases of production equipment that constituted a significant portion of the production expansion program that concluded in the second half of 1997. Maturities of short term U.S. Government securities during the six months ended June 30, 1997 accounted for $2,384,700 of funds provided by investing activities.

     Cash flows from financing activities increased to $2,836,705 for the six months ended June 30, 1998 from $2,018,090 for the six months ended June 30, 1997. The significant sources of funds provided by financing activities during the first half of 1998 were the sale of stock to the Taiwanese joint venture, totaling $952,500, net of expenses, and the sale of the Series B Preferred Stock which provided $1,900,000, net of expenses. The six months ended June 30, 1997 included $2,022,231 of funds provided by the sale of the 5% Convertible Debentures.

Part II - Other Information

Item 2.  Changes in Securities

     (c) Recent Sales of Unregistered Securities.
     --------------------------------------------

     On May 29, 1998, the Company issued 220 shares of Series B Preferred Stock in a private placement to an accredited investor, raising gross proceeds of $2.2 million. The net proceeds of approximately $1.9 million will be used for working capital and equipment. Holders of the Series B Preferred Stock are entitled to dividends on a cumulative basis, payable quarterly in cash or Common Stock at the option of the Company except under certain specified conditions which require the payment of dividends in cash. In the event of any voluntary or involuntary liquidation of the Company, holders of the Series B Preferred Stock shall be entitled to receive the stated value of $10,000 per share plus all due but unpaid dividends before any distribution or payments are made to holders of the Company's Series A Preferred Stock or Common Stock. The holders of the Series B Preferred Stock do not have voting rights except in certain limited circumstances in which their rights, powers or preferences could be adversely affected.

     Each share of the Series B Preferred Stock is convertible at the option of the holder into shares of the Company's Common Stock from July 8, 1998 through May 29, 2000, at which time any remaining shares will be automatically converted into Common Stock. The conversion price for each share of the Series B Preferred Stock is the lesser of $3.00 and 87 1/2% of the average five lowest daily trade prices of the Company's Common Stock during the 20 trading days preceding the conversion date, subject to a floor price of $1.50 per share, subject to decrease in certain circumstances. The Certificate of Designations of the Series B Preferred Stock provides for redemption in cash at the Company's option at any time and mandatory redemption at the holder's option under certain circumstances relating to, among others, the maintenance of listing of the Company's Common Stock on a major exchange. The redemption price would be generally equivalent to the amount obtained if the Series B Preferred Stock was converted into Common Stock at the then existing conversion price. The sale of the Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1998 Annual Meeting of Stockholders was held on June 23, 1998. The following actions were taken:

1. Eight directors were elected to serve for one-year terms on the Company's Board of Directors, by the following votes:

                                              For             Withheld
                                       ----------------    ----------------
     Jonas Medney                         12,052,432           78,233
     Fred E. Klimpl                       12,052,432           78,233
     Samuel S. Gross                      12,052,432           78,233
     Pierre Laflamme                      12,051,132           79,533
     Willard T. Jackson                   12,052,432           78,233
     Robert W. Middleton                  12,049,882           80,783
     Heinz-Gerd Reinkemeyer               12,052,432           78,233
     James W. Taylor                      12,052,432           78,233

2. The selection of Ernst & Young LLP as auditors for the Company for the year 1998 was ratified by a vote of 12,004,632 shares in favor and 34,833 shares opposed. A total of 91,200 shares abstained from voting.

3. The amendment of Compositech's Amended and Restated Stock Award Plan to increase by 500,000 shares the number of shares of Common Stock authorized for issuance thereunder, was approved by a vote of 11,683,514 shares in favor and 282,930 shares opposed. A total of 164,221 shares abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit Number                     Description
         --------------                     -----------
             10.10                  Compositech Ltd. Amended and Restated
                                        Stock Award Plan

             11                     Loss per Common Share

(b)      Reports on Form 8-K
                                                                   Financial
         Date of Report                Item Reported            Statements Filed
         --------------                -------------            ----------------
           May 29, 1998             Item 5 - Other Events              No
                                  (Announcing sale of 7%
                                   Series B Convertible
                                    Preferred Stock)

     All other items required in Part II have been filed previously or are not applicable for the quarter ended June 30, 1998.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMPOSITECH LTD.



Dated: August 13, 1998                /s/ Samuel S. Gross
                                      ------------------------------------------
                                      Executive Vice President and Treasurer
                                      (Principal Accounting Officer and officer
                                      duly authorized to sign this report on
                                      behalf of the registrant)