Form 10QSB/A
period 1998-06-30
COMPOSITECH LTD
filed 1998-08-24
CIK 829764

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


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

                              List of Item Amended


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit Number                      Description
          --------------                      -----------
             10.10             Compositech Ltd. Amended and Restated
                                  Stock Award Plan(1)

                11             Loss per Common Share(1)

                27             Financial Data Schedule (Edgar version only)(2)


(1) Previously filed.
(2) Filed herewith.


                                TEXT OF AMENDMENT

The listing of Exhibits in the Company's 10-QSB for the period ended June 30, 1998 (the "Original Filing") is hereby amended by the addition of Exhibit 27 - Financial Data Schedule which is attached and filed herewith.

The purpose of this amendment is to amend the Original Filing to correct the omission of Exhibit 27 - Financial Data Schedules which was not included in the Original Filing. All other information reported in the Original Filing is unchanged by this amendment.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMPOSITECH LTD.




Dated: August 24, 1998                        /s/ Samuel S. Gross
                                             -----------------------------------
                                             Executive Vice President and
                                             Treasurer (Principal Accounting
                                             Officer and officer duly authorized
                                             to sign this report on behalf of
                                             the registrant)