Form 10QSB
period 1998-09-30
COMPOSITECH LTD
filed 1998-11-16
CIK 829764

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

                For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of November 16, 1998:

     Common Stock $.01 par value                                   12,682,706
     ---------------------------                                   ----------
               Class                                            Number of shares

================================================================================

                                COMPOSITECH LTD.


                                      Index

Part I - Financial Information                                                                         Page
                                                                                                       ----
Item 1.  Financial Statements

         Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997 .................    2

         Statements of Operations (unaudited) for the three-month and nine-month
           periods ended September 30, 1998 and 1997 ...............................................    3

         Statements of Cash Flows (unaudited) for the nine-month periods
           ended September 30, 1998 and 1997 .......................................................    4

         Notes to Financial Statements (unaudited) .................................................    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................................................    8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K ..........................................................   12

Signature ..........................................................................................   13

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                         Sept. 30       December 31
                                                                                                           1998            1997
                                                                                                       ------------    ------------
                                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                            $    373,700    $    624,254
  Accounts receivable trade - net                                                                            52,232          44,725
  Accounts receivable from joint venture                                                                     97,618         201,382
  Inventories                                                                                               329,053         401,922
  Prepaid expenses and other                                                                                144,571          97,371
                                                                                                       ------------    ------------
        Total current assets                                                                                997,174       1,369,654

Property and equipment at cost - net                                                                      5,760,504       5,276,672
Investment in joint ventures - net of accumulated amortization of $17,250 (1998)                          6,156,732       5,631,561
Advance payments on construction-in-progress                                                                 16,753         274,253
Deferred debt expense - net of accumulated amortization of $154,858                                                         458,953
Other assets and other deferred charges, net of accumulated amortization
       of $15,602 (1998) and $6,846 (1997)                                                                  142,331         134,796
                                                                                                       ------------    ------------
Total assets                                                                                           $ 13,073,494    $ 13,145,889
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                     $    447,131    $    609,278
  Deferred salaries - $766,020 (1998)  and $ 1,500 (1997) to  officers                                      973,593         192,571
  Accrued interest - all (1998) and $ 916 (1997)  to stockholders                                           217,536          26,017
  Other accrued liabilities                                                                                 441,658         370,707
                                                                                                       ------------    ------------
        Total current liabilities                                                                         2,079,918       1,198,573

Non-current liabilities:
  Notes payable to directors/stockholders                                                                 1,595,000       1,595,000
  5% Convertible debentures, net of unamortized discount of $67,650                                                       5,762,350
  Deferred salaries - officers                                                                                              551,558
  Accrued interest - directors/stockholders                                                                                 100,159
  Capital lease obligations                                                                                  21,034          49,047
  Other liabilities                                                                                          37,500          37,500
                                                                                                       ------------    ------------
        Total non-current liabilities                                                                     1,653,534       8,095,614

Deferred licensing income                                                                                   813,581

Advance payments on sales of common stock                                                                   500,000

7% Series B convertible  preferred stock, par value $0.01; stated value $10,000 per share;
    authorized, issued and outstanding shares - 220                                                       2,200,000

Commitments

Stockholders' equity :
  Undesignated preferred stock; authorized 3,999,780 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 567,661 (1998) and 614,161 (1997)                                     1,702,983       1,842,483
  Common stock, par value $.01 per share; authorized shares - 25,000,000,
    issued and outstanding shares - 12,457,706 (1998) and 7,767,921 (1997)                                  124,577          77,679
  Additional paid-in capital                                                                             36,602,778      30,075,100
  Deficit                                                                                               (32,603,877)    (28,143,560)
                                                                                                       ------------    ------------
    Total stockholders' equity                                                                            5,826,461       3,851,702
                                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                                             $ 13,073,494    $ 13,145,889
                                                                                                       ============    ============


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS


                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30                         September 30
                                                                 ------------------------------      ------------------------------
                                                                     1998              1997             1998               1997
                                                                 ------------      ------------      ------------      ------------
Revenues:
  Sales                                                          $    136,830      $    115,999      $    298,983      $    411,467
  Licensing income                                                     16,280                              47,856
                                                                 ------------      ------------      ------------      ------------
       Total revenues                                                 153,110           115,999           346,839           411,467

Costs and expenses:
  Manufacturing expenses                                            1,318,667         1,485,353         3,334,231         3,640,969
  Selling, general and administrative                                 310,323           384,451           933,337         1,176,440
  Research and development                                             41,146            12,765           107,056            58,970
                                                                 ------------      ------------      ------------      ------------

      Total operating expenses                                      1,670,136         1,882,569         4,374,624         4,876,379
                                                                 ------------      ------------      ------------      ------------

(Loss) from operations                                             (1,517,026)       (1,766,570)       (4,027,785)       (4,464,912)

Other income (expenses):
  Interest income                                                      16,972            35,397            47,932            74,230
  Interest expense
     (net of interest capitalized of $66,000
     (1998) and $82,000 (1997) )                                       21,909           (89,291)         (125,251)         (107,974)
  Amortization of debt discount and expenses                                           (911,263)         (497,603)       (1,032,465)
  Loss on disposal of property and equipment                                             (9,613)           (8,360)           (9,613)
  Other income (expense)                                               20,020            (3,308)           75,816             5,152
                                                                 ------------      ------------      ------------      ------------
                                                                       58,901          (978,078)         (507,466)       (1,070,670)
                                                                 ------------      ------------      ------------      ------------
(Loss)from operations before equity in income
(loss) of joint venture                                            (1,458,125)       (2,744,648)       (4,535,251)       (5,535,582)

Equity in income of joint venture                                      23,687                              74,934
                                                                 ------------      ------------      ------------      ------------
   Net (loss)                                                      (1,434,438)       (2,744,648)       (4,460,317)       (5,535,582)

Preferred Stock dividends accrued, including
amortization of discount on 7% Series B convertible
preferred stock of $62,857 and $314,286, respectively                 102,212                             367,330
                                                                 ------------      ------------      ------------      ------------
   (Loss) available for common stockholders                      ($ 1,536,650)     ($ 2,744,648)     ($ 4,827,647)     ($ 5,535,582)
                                                                 ============      ============      ============      ============


Shares used in computing (loss) per common share                   12,741,533         6,465,141        10,916,633         6,462,406
                                                                 ============      ============      ============      ============


(Loss) per common share - basic                                        ($0.12)           ($0.42)           ($0.44)           ($0.86)
                                                                 ============      ============      ============      ============

(Loss) per common share - diluted                                      ($0.11)           ($0.27)           ($0.36)           ($0.69)
                                                                 ============      ============      ============      ============


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                                           Nine Months Ended
                                                                                                              September 30
                                                                                                     ------------------------------
                                                                                                        1998               1997
                                                                                                     -----------        -----------
Cash Flows from Operating Activities
Net (loss)                                                                                           ($4,460,317)       ($5,535,582)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                              524,900            325,104
    Loss on disposal of property and equipment                                                             8,360              9,613
    Amortization of debt discount and expenses                                                           497,603          1,032,465
    Equity in net income of joint venture                                                                (74,934)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                                    (7,507)            55,012
       Accounts receivable from joint venture                                                            103,764
       Inventories                                                                                        72,869           (229,604)
       Prepaid expenses and other                                                                        (47,200)          (200,034)
       Other assets and other deferred charges                                                            (8,362)           (95,180)
       Accounts payable                                                                                 (162,147)           (87,053)
       Deferred salaries                                                                                 229,464
       Accrued interest                                                                                   91,360             31,007
       Deferred licensing income                                                                         813,581
       Other accrued liabilities                                                                          22,183            168,260
                                                                                                     -----------        -----------
          Net cash and cash equivalents (used) in operating activities                                (2,396,383)        (4,525,992)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                                (991,086)        (1,638,450)
Advance payments on construction-in-progress                                                             257,500           (122,541)
Investment in joint ventures                                                                            (467,487)
Patent costs deferred                                                                                     (7,929)          (111,383)
Short term investments - maturities                                                                                       2,384,700
                                                                                                     -----------        -----------
          Net cash and cash equivalents provided by (used in) investing activities                    (1,209,002)           512,326

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                               958,120             47,520
Net proceeds from issuance of 5% convertible debentures                                                   29,000          5,891,189
Net proceeds from issuance of 7% Series B convertible preferred stock                                  1,900,000
Advance payment on stock issuance                                                                        500,000
Payment of capital lease obligations                                                                     (32,289)           (24,169)
                                                                                                     -----------        -----------
        Net cash and cash equivalents provided by financing activities                                 3,354,831          5,914,540
                                                                                                     -----------        -----------
        Increase (decrease) in cash and cash equivalents                                                (250,554)         1,900,874
        Cash and cash equivalents at beginning of period                                                 624,254            673,084
                                                                                                     -----------        -----------
        Cash and cash equivalents at end of period                                                   $   373,700        $ 2,573,958
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                                     $    91,336
                                                                                                                        ===========
  Preferred Stock dividends accrued, including amortization of discount
    on 7% Series B convertible preferred stock of $314,286                                           $   367,330
                                                                                                     ===========
Cash paid for:
  Interest                                                                                           $   100,628        $   164,324
                                                                                                     ===========        ===========


See accompanying notes.

                                COMPOSITECH LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1998


Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Fidelity Venture Capital Corp. of Taiwan ("Fidelity") to establish a joint venture to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and it will receive additional up-front license payments of $1 million upon the achievement of certain milestones. As part of the transaction, the Company received approximately $950,000, net of expenses, in a private placement from the joint venture, and issued 610,868 shares of the Company's common stock, par value $0.01 (the "Common Stock"), including commissions and is to issue a like amount of shares to the joint venture for $960,000, net of expenses, within 30 days following approval of the joint venture license by a governmental authority. The Company received an advance payment of $500,000 from the joint venture towards the second half of the stock purchase and reinvested substantially all the proceeds as part of its investment in the joint venture. The Company is awaiting receipt of the remaining balance of approximately $460,000, net of expenses, which is related to the approval of the joint venture license. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Fidelity provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment. Licensing income of $16,280 in the three months ended September 30, 1998 and $47,856 in the nine months ended September 30, 1998 relates to the joint venture.

     On May 29, 1998, the Company issued 220 shares of 7% Series B convertible preferred stock, par value $0.01 (the "Series B Preferred Stock") at $10,000 per share in a private placement, raising gross proceeds of $2.2 million. The net proceeds of approximately $1.9 million are being used for working capital and equipment.

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

     Based on a SEC pronouncement, a portion of the proceeds of the issue representing the discounted conversion feature as measured by the difference between the fair market value of the Common Stock on the dates the Series B Preferred Stock was sold and the earliest discounted conversion price has been allocated to additional paid-in-capital. The discount resulting from the allocation of proceeds has been recorded as an additional dividend of $314,286 which was amortized over the period from issuance to July 8, 1998, the date on which the Series B Preferred Stock first became convertible. Management believes that the proceeds received from the Series B Preferred Stock and the discount offered on conversion of the Series B Preferred Stock is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

     Reclassifications

     Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 1997 to conform to presentations for the three months and nine months ended September 30, 1998.

Note 2 - Common Stock Issuances and Stock Options

     In the nine months ended September 30, 1998, the Company granted to selected officers, directors, key employees and consultants options to purchase 814,100 shares of Common Stock at prices ranging from $1.1875 to $2.00 per share, the market value of the Common Stock at the date of grant.

     In the nine months ended September 30, 1998, 46,500 shares of the Series A Preferred Stock were converted at the existing conversion rate into 23,250 shares of Common Stock, resulting in a decrease in Series A Preferred Stock of $139,500, an increase in Common Stock of $233 and an increase in additional paid-in capital of $139,267.

     During April 1998, the remaining balance of $2,680,000 face amount of 5% Convertible Debentures were converted into 1,873,420 shares of Common Stock, resulting in increases in Common Stock of $18,734 and additional paid-in capital of $2,661,266.

Note 3 - Subsequent Events

     In October 1998, the Company obtained extensions of the due dates to January 2, 2000 of the $1,595,000 of notes payable to directors/stockholders.

     On November 13, 1998, the Company sold 100,000 shares of Common Stock in a private placement, realizing $103,500, net of expenses. In connection with the private placement, the Company issued warrants to purchase 75,000 shares of Common Stock at $1.125 per share, the market price on the date of closing, exercisable until November 13, 2000. The Company is negotiating for additional financing.

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

Overview

     The Company has developed and is rapidly moving to commercialization of its unique nonwoven copper-clad fiberglass reinforced epoxy laminates used to manufacture printed circuit boards required by the electronics industry. As part of its development program, the Company patented the laminate, the process used to manufacture the laminate and the equipment to produce the laminates. The first prototype equipment was designed and assembled to produce 24" x 24" laminates. In 1995, initial production scale prototype equipment to produce 36" x 48" laminates was completed. In 1997, the Company completed the installation of advanced 36" x 48" production equipment purchased with the proceeds of the Company's Initial Public Offering in July 1996.

     During 1997 and early 1998, the Company produced and sold its laminates in limited quantities through a highly focused sales effort to gain production experience and product performance data. This highly focused sales effort left the Company vulnerable to order volatility. Throughout 1997 and early 1998, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. Production ramp up issues, coupled with order volatility, led to a much slower than expected expansion in production capacity. The Company continues to work on and is making progress on solving issues with incoming raw materials which affect finished goods' yields and production efficiencies.

     In June 1998, the Company elected Christopher F. Johnson as president and chief executive officer. The Company has significantly increased its sales activities through the use of sales representatives and delivered sample quantities to 22 qualified new customer opportunities in the third quarter. The Company's sales focus is clearly on the high layer count, high density, multilayer and backplane market segments. The Company's internal focus, which had been appropriately on technology development in the past, has been reoriented to customer satisfaction as the Company ramps up production to meet customer demand. Previously purchased equipment is being installed and will be operational in the fourth quarter. A major initiative to reach a long term supply agreement with a significant printed wiring board fabricator is progressing and additional supply agreements are being pursued. The Company is also pursuing discussions with potential industrial partners to accelerate the commercialization of the Company's products worldwide.

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

Results of Operations

     Sales of laminates increased to $136,830 for the three months ended September 30, 1998 from $115,999 for the three months ended September 30, 1997 and decreased to $298,983 for the nine months ended September 30, 1998 from $411,467 for the nine months ended September 30, 1997. The increase in the three-month period was principally due to large additional orders from a major customer as part of their program of production testing and customer qualification of Compositech laminates. The decrease in the nine-month period is the result of the continued delay in or cancellation of customers' programs for which Compositech's laminates were qualified or were in the process of being qualified.

     Licensing income, relating to the Taiwanese joint venture, net of expenses, for the three months ended September 30, 1998 totaled $16,280 and for the nine months ended September 30, 1998 totaled $47,856. There was no licensing income in 1997.

     Research and development expenses increased to $41,146 for the three months ended September 30, 1998 from $12,765 for the three months ended September 30, 1997 and to $107,056 for the nine months ended September 30, 1998 from $58,970 for the nine months ended September 30, 1997, reflecting the Company's development efforts on new processes. Manufacturing expenses decreased to $1,318,667 for the three months ended September 30, 1998 from $1,485,353 for the three months ended September 30, 1997 and to $3,334,231 for the nine months ended September 30, 1998 from $3,640,969 for the nine months ended September 30, 1997, reflecting the reduced level of direct manufacturing costs in the third quarter of 1998 as compared to the same period last year, partially offset by higher levels of expenditures related to product development, process adjustments and enhancements and the costs of upgrading the supervisory workforce.

     Selling, general and administrative expenses decreased to $310,323 for the three months ended September 30, 1998 from $384,451 for the three months ended September 30, 1997 and to $933,337 for the nine months ended September 30, 1998 from $1,176,440 for the nine months ended September 30, 1997. Decreases in legal and professional fees and patent/trademark expenses were offset by increased advertising and promotion expenses and costs incurred in relation to the recruitment of the Company's new president and chief executive officer during the second quarter of 1998. During the first nine months of 1998, approximately $297,000 of selling, general and administrative expenses were charged to the Company's Canadian joint venture, in accordance with the joint venture agreements, pursuant to which the Company and its joint venture partners are planning to establish a plant in the greater Montreal area to manufacture the Company's laminates.

     Interest expense (net of interest capitalized) decreased to ($21,909) for the three months ended September 30, 1998 from $89,291 for the three months ended September 30, 1997 and increased to $125,251 for the nine months ended September 30, 1998 from $107,974 for the nine months ended September 30, 1997. The third quarter of 1998 reflects an adjustment of $66,000 for capitalized interest on construction-in-progress. The increased expense for the nine month period is related to the borrowing cost of the 5% convertible debentures, which did not begin until May 1997 as well as a reduction in the amount of capitalized interest, as the Company has completed its initial production expansion phase. Amortization of debt discount and expenses totaled $911,263 for the three months ended September 30, 1997 and decreased to $497,603 for the nine months ended September 30, 1998 from $1,032,465 for the nine months ended September 30, 1997, reflecting the amortization of costs associated with the 5% convertible debentures, including accelerated amortization as a result of debenture conversions that concluded during the second quarter of 1998. Other income was $20,020 for the three months ended September 30, 1998 as compared to an expense of $3,308 for the three months ended September 30, 1997 and increased to $75,816 for the nine months ended September 30, 1998 from $5,152 for the nine months ended September 30, 1997. The increases reflect the receipt of refunds related to property taxes and sales taxes applicable to prior periods as well as adjustments of prior period professional fees.

     The equity in the profit of the Canadian joint venture during the nine months ended September 30, 1998, totaling $74,934 represents the Company's 50% share of the net profit of the joint venture which was formed in October 1997. The profit resulted from interest income recorded by the joint venture on its short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $1,434,438 for the three months ended September 30, 1998 compared with $2,744,648 for the three months ended September 30, 1997 and $4,460,317 for the nine months ended September 30, 1998 compared with $5,535,582 for the nine months ended September 30, 1997. The decreased loss in the three-month and nine-month periods was primarily attributable to the decreased level of direct manufacturing costs, the reduction in selling and general and administrative expenses and the reduction in the amortization of debt discount and expenses relative to the Debentures, a non-cash item.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1998. As of September 30, 1998, the Company had approximately $373,700 of available cash resources. In January and February 1998, in connection with the Taiwanese joint venture, the Company received net proceeds aggregating approximately $1.9 million from the receipt of a license fee down payment and the issuance of stock and anticipates receiving an additional $693,000, net of expenses, in the fourth quarter of 1998 from license fees and a stock issuance. Following the receipt of an advance payment from the joint venture for sales of the Company's Common Stock to the joint venture, in July 1998, the Company invested approximately $466,000 in the joint venture, in accordance with the terms of the joint venture agreements. In May of 1998, the Company concluded its sale of Series B Preferred Stock, realizing approximately $1,900,000, after expenses.

     However, the Company will require additional funding to cover current operations, which require approximately $400,000 a month based on current levels of production and sales, until revenues from operations are sufficient. In addition, the Series B Preferred Stock is subject to mandatory redemption at the holder's option under certain circumstances relating to, among others, the maintenance of listing of shares of the Company's Common Stock on a major exchange (currently Nasdaq SmallCap). On November 13, 1998, the Company sold 100,000 shares of Common Stock in a private placement, realizing $103,500, net of expenses. The Company is negotiating for additional funding. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. There can be no assurance that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. There can be no assurance that the Company will successfully complete expansion of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. There can be no assurance that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

     The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are recognized as a risk. The Company is currently assessing the risk, with respect to the availability and integrity of its financial systems and the reliability of its financial systems and the reliability of its operating systems, and is in the process of communicating with third parties (e.g. vendors and customers) with whom it conducts business to assess whether they are or will be Year 2000 compliant.

     The Company's information technology systems consists of a series of personal computers, linked via a network, which process data using purchased software programs produced and maintained by large software vendors. The Company believes its exposure to any material Year 2000 problems is relatively small because its financial and operating systems have been produced and maintained by large software vendors which are Year 2000 compliant. However, there can be no assurance that the Company's systems or systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Company's Year 2000 initiatives has not been or is not expected to be material to the Company's results of operations or financial position.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

     Net cash and cash equivalents used in operating activities decreased to $2,396,383 for the nine months ended September 30, 1998 from $4,525,992 for the nine months ended September 30, 1997. The licensing fees received from the Taiwan joint venture were the primary source of funds provided by operating activities for the nine months ended September 30, 1998, with $813,581 deferred to future periods for financial reporting purposes. Decreases in accounts receivable from joint venture and in inventories as well as increases in deferred salaries, accrued interest and accrued liabilities for this same period were partially offset by a decrease in accounts payable.

     Net cash and cash equivalents used in investing activity for the nine months ended September 30, 1998 amounted to $1,209,002, compared with net cash and cash equivalents provided by investing activities of $512,326 for the nine months ended September 30, 1997. Capital expenditures for equipment and advance payments for equipment decreased to $733,586 for the nine months ended September 30, 1998, from $1,760.991 for the nine months ended September 30, 1997. The decrease is attributable to the reduced rate of purchases of production equipment that constituted a significant portion of the production expansion program that concluded in the second half of 1997. Maturities of short term U.S. Government securities during the nine months ended September 30, 1997 accounted for $2,384,700 of the funds provided by investing activities.

     Cash flows from financing activities decreased to $3,354,831 for the nine months ended September 30, 1998 from $5,914,540 for the nine months ended September 30, 1997. The significant sources of funds provided by financing activities during the first half of 1998 were the sale of stock to the Taiwanese joint venture, totaling $952,500, net of expenses, and the sale of the Series B Preferred Stock which provided $1,900,000, net of expenses. The nine months ended September 30, 1997 included $5,891,189 of funds provided by the sale of the 5% Convertible Debentures.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit Number                       Description
         --------------                       -----------
                11               Loss per Common Share
                27               Financial Data Schedules ( Edgar version only )

(b)  Reports on Form 8-K

     None

     All other items required in Part II have been filed previously or are not applicable for the quarter ended September 30, 1998.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMPOSITECH LTD.


Dated: November 16, 1998           /s/ Samuel S. Gross
                                   --------------------------------------------
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer and officer
                                   duly authorized to sign this report on behalf
                                   of the registrant)