Form 10KSB
period 1998-12-31
COMPOSITECH LTD
filed 1999-03-31
CIK 829764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for fiscal year ended December 31, 1998: $414,396

     As of March 23, 1999, there were 15,643,694 shares of the registrant's Common Stock, $.01 par value outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, as of March 23, 1999 was approximately $30,591,511.

Documents Incorporated By Reference: Portions of the issuer's Proxy Statement for its 1998 Annual Meeting of Stockholders scheduled to be held on June 1, 1999, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                                     PART I

Item 1.  Description of Business

General

     Compositech Ltd. (the "Company" or "Compositech") was founded in 1984 by Jonas Medney, the Company's Chairman, and Fred Klimpl, its Vice Chairman, to develop and market innovative superior copper-clad fiberglass epoxy laminates used to make printed circuit boards required by the electronics industry. The Company became a publicly owned corporation in 1996. The primary innovation of Compositech was to replace the fiberglass cloth component of the laminate with a more modern and structurally efficient fiberglass core resulting from a uniform, orthogonally layered construction. Based on its own benchmark testing and evaluations by customers and other potential users, the Company believes that it has succeeded in developing a laminate that is superior to competitive copper-clad fiberglass epoxy laminates.

     From May through August 1997, the Company issued $6,505,000 of 5% Convertible Debentures (the "Debentures") in a private placement and received net proceeds of approximately $5.9 million for working capital and to obtain additional production equipment. By April 23, 1998, the Debentures had been fully converted into an aggregate of 4,586,957 shares of Common Stock.

     On May 29, 1998, the Company issued $2,200,000 of 7% Series B Convertible Preferred Stock, (the "Series B Stock") and received net proceeds of approximately $1.9 million which were used for working capital and to purchase production equipment. In 1999, Series B Stock shares, with a face value of $1,950,000, were converted into 1,387,332 shares of Common Stock.

     On June 23, 1998, Christopher F. Johnson was elected President and Chief Executive Officer of the Company and elected to the Board of Directors. He replaced Jonas Medney as Chief Executive Officer. Mr. Medney continues as Chairman. Mr. Johnson has over thirty years of experience in sales and marketing and general management with suppliers of specialty materials for printed circuit fabrication.

Technology History

     The Company's innovative laminates are produced using proprietary processes and machinery, designed by the Company's engineering staff. The Company has received grants of 29 patents covering its products, processes and apparatus, including five in the United States, and has submitted five additional patent applications. The most recent patents granted were a fifth one in Japan and one in Kazakhstan. The patents on the laminates, processes and apparatus are supplemented with other proprietary technology unprotected by patents and considered by the Company to be of substantial value.

     Compositech's laminate construction is structurally more efficient than competitive copper-clad fiberglass epoxy laminates designated "FR-4", which is the industry standard, resulting in enhanced smoothness and greater dimensional stability. The Company believes, based on results of customers' evaluations, that its improved products can economically substitute for the fiberglass woven cloth epoxy laminates currently used in the electronics industry. According to the Institute for Interconnecting and Packaging Electronic Circuits (the "IPC"), this market exceeded $3.2 billion in 1997, the latest year for which data is available.

     The Company successfully constructed, debugged and operated its first pilot plant production equipment for laminates with a panel size of 24" x 24" in 1991. In 1991 and 1992, Compositech recruited an initial sales staff to develop the market potential of its product, continued refining its product and designing its production equipment to manufacture laminates with a panel size of 36" x 48" and initiated a sampling program targeted at major potential customers. In 1994, the Company started up and began debugging its first production module to manufacture 36" x 48" laminates and, in 1995 and 1996, produced laminates on this equipment in limited quantities for the purpose of making modifications to the production processes and equipment constituting the module and reformulating the laminates produced by the module. In the last quarter of 1996, the Company began installation of advanced production equipment which was completed in 1997. Throughout 1997 and 1998, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. In 1998, the Company added production equipment. The Company also worked on solving problems with incoming raw materials and interior environment which affect manufacturing yields. Sales consisted of qualifying orders and small production runs.

Joint Ventures

     On October 16, 1997, the Company closed a transaction with four Quebec institutional investors (collectively, the "Quebec Investors") to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The investor group is comprised of four institutional investors: Societe generale de financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of approximately $11 million with the balance to be in debt financing from banks and governmental agencies. The Company's approximately $5.4 million capital investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's Common Stock. The Quebec Investors have an option to sell their 50% interest in the joint venture to the Company for a like number of shares and, under certain circumstances, the Company has an option to purchase the interest for the same number of shares. The plant is planned to start production in 2000 with an anticipated annual production capacity of approximately 12 million square feet.

     On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Cheng Xin Venture Capital Corporation (formerly Fidelity Venture Capital Corp.) ("Cheng Xin") to establish a joint venture, under the name of Composite Technologies, Inc., to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and is to receive additional up-front license payments of $1 million, upon the achievement of certain milestones. As part of the transaction, Composite Technologies, Inc. acquired 587,372 shares of the Company's Common Stock for $1 million and agreed to buy a like amount of shares for another $1 million within 30 days following approval of the joint venture license by the science park where the joint venture is proposed to be located. During 1998, the Company received an advance of $500,000 against the latter purchase of shares, substantially all of which it invested in the joint venture in accordance with the joint venture agreement. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Cheng Xin provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment.

Industry Overview

     Initially, most circuit boards had circuits (traces) on one or two sides. In the last ten years, rapid technological advances in both semiconductor design and fabrication techniques have placed significant demands on the performance of printed circuit boards. Greater circuit density, complexity and miniaturization have increased demand for more sophisticated printed circuit boards. In response to this demand, multilayer printed circuit boards were developed which incorporate multiple layers of metallic traces. The several layers of circuitry are aligned and bonded together in a stack to form a multilayer board with both horizontal and vertical electrical interconnections. Further circuit board sophistication is currently being achieved by increasing the number of layers and by decreasing the width and separation of the traces, drilling and plating smaller holes to connect the internal trace layers and precisely situating the traces and pads on the board surface to accommodate surface mount components.

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

     Compositech's technology is targeted at the fiberglass laminate segment of the laminate industry. According to the IPC, in 1997 the single- and double-sided laminate market was approximately $1.1 billion and the multilayer/high performance laminate market was approximately $2.1 billion, totaling $3.2 billion. In these two segments, the United States' share was approximately $988 million while experiencing a growth rate of 25%.

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

     Compositech's Laminates. CL200+ is the first Compositech laminate. This laminate uses the same basic raw materials as conventional laminates: fiberglass yarn, epoxy resin and copper foil. Compositech combines these materials into a unique, more efficient laminate. Conventional laminates are made from woven fiberglass cloth in which the yarn is twisted and crimped in the weaving process. The resultant weave pattern is impressed into the copper foil, thereby roughening the surface of the laminate. In the construction of Compositech's laminates, the filaments of fiberglass are wound in orthogonal layers of flat, continuous parallel filaments. This construction creates the enhanced smoothness and improved dimensional stability of Compositech's laminates.

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

o Economically produce large printed circuit boards with high layer counts because of the improved dimensional stability.

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

     Management has targeted the $2.1 billion multilayer laminate market sector for its initial sales efforts to establish its laminates as the leading-edge technology for current and future economical production of printed circuit boards.

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

     Management believes that the Company's technology has global potential. According to IPC data, approximately 70% of the 1997 world laminate market is outside of North America. The Company plans to export its products and form strategic alliances to manufacture and market its laminates internationally.

     The foregoing strategic objectives represent anticipated accomplishments dependent on future events. As in the case of all forward looking statements, the Company can not ensure that it will achieve these goals.

Marketing and Customers

     The Company's marketing efforts are directed to establishing good working relations with leading-edge producers of printed circuit boards. According to the IPC, in 1997 there were over 670 manufacturers of printed circuit boards in North America with nine companies comprising approximately one-third of the market. The Company has sold its laminates principally on a test basis to a select group of these companies considered to be the key companies for Compositech's growth. During the past three years, Compositech has encouraged benchmark comparisons of its laminates with current laminates which have included qualities such as dimensional stability, smoothness, flatness and thermal processing. In virtually all of these evaluations, CL200+ has proven superior to current laminates. Customers benefit from increased production yield primarily by reducing waste caused by circuitry misalignment. These results have led several manufacturers to begin to use CL200+ for current production applications in limited quantities. Recently, sales have been affected by delays in or cancellation of customers' programs for which Compositech's laminates had been qualified or were in the process of being qualified and from delays in testing and qualification programs from major customers.

     During 1998, the Company received orders from Teradyne, Inc. for its CL200+ copper-clad laminates. The orders will enable Teradyne to do extensive material testing and product evaluation in backplane programs that will include circuit boards with as many as 48 circuit layers. The CL200+ laminates will be used for expanded production testing and customer qualification of complex backplanes. A backplane, sometimes known as a motherboard or backpanel, is a type of printed circuit board which serves as the backbone of large electronic equipment, such as internet servers and telecommunication switching equipment and often utilizes 20-, 30- and even 60-layer boards to which smaller printed circuit boards are connected.

     Compositech's laminates are designed to be and have proven to be directly substitutable for conventional laminates in the circuit board production process as demonstrated by their use in production by customers. This compatibility enables the circuit board manufacturer to substitute Compositech's laminates with minimal process changes and without the need for additional equipment or new process technology.

     The Company markets to circuit board manufacturers in the United States and Canada with its own direct sales force supplemented by independent sales representatives. The Company's own sales force currently consists of its President, its Vice President of Sales, its Technical Director and a marketing associate. The Company plans to add to its sales force and use additional independent sales representatives to expand sales.

     The Company does not intend that its future business will be dependent upon a single customer. In view of current production capacity the Company currently is focusing its efforts on a growing number of select accounts. However, in 1998, Teradyne, Inc. and HADCO Corporation represented 48% and 37% respectively, of the Company's net sales. The printed circuit board industry generally follows a "just-in-time" strategy by purchasing laminates only as they are required for production runs. Accordingly, the Company currently does not have a significant backlog of sales commitments. The Company expects the backlog to increase in relation to its planned sales expansion, including long term supply agreements and warehouse stock points, located near customer locations, enabling just-in-time delivery.

Competition

     The laminate business is highly competitive. The Company has many competitors of varying sizes and financial resources located in the United States, Western Europe and Asia. Competition in the laminate market is based upon factors such as product quality, performance, technological capability, responsiveness to customers, delivery, service and price. The Company believes there are more than 40 competitors worldwide, with more than ten in the United States. The Company believes that its major domestic and international competitors are ADI/Isola, AlliedSignal Laminate Systems (a subsidiary of AlliedSignal, Inc.), Arlon Inc., General Electric Company, Hitachi Chemical Co. Inc., Matsushita Electric Industrial Co., Nan Ya Plastics Corp., Nelco International Corp. (a subsidiary of Park Electrochemical Corp.), Polyclad Laminates, Inc. (a subsidiary of Cookson Group), Sumitomo Bakelite Co. Ltd., and Toshiba Chemical Corp. The Company's competitors consist of companies that are usually divisions or subsidiaries of some of the world's leading electronics and manufacturing concerns and have significantly greater financial resources than the Company.

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

     Compositech's manufacturing process is unique and patented. The manufacturing equipment has been designed by the Company's engineering staff. Much of the equipment incorporates proprietary designs including hardware and software. Management believes that the Company's manufacturing process eliminates many manufacturing steps compared to the conventional manufacturing process, including weaving fiberglass cloth.

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

     The expansion of the Company's production facilities in 1997 and 1998 increased its annual capacity significantly. This expansion is the first production-scale expansion undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiency and yield.

Materials and Sources of Supplies

     The principal materials used in the manufacture of the Company's laminates are copper foil, fiberglass yarn and specially formulated resins and chemicals. The Company's policy is to identify and concentrate on a limited number of chosen suppliers. The Company's major suppliers are Circuit Foil USA, Inc. for copper foil; Advanced Glassfiber Yarns LLC (successor to Owens Corning) for fiberglass yarn; John C. Dolph Company and Eastech Chemicals for resins; and Lonza Inc. for certain chemicals. The Company attempts to develop and maintain close working relationships with those chosen suppliers who comply with the Company's stringent technical requirements and specifications. The Company has identified alternative sources of supply for each of the required materials.
However, there exists a limited number of qualified suppliers of these materials, and although the Company considers its relationships with its suppliers to be satisfactory, a disruption of the supply of material from one or more of the Company's principal suppliers could adversely affect its business. Substitutes for some of these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the business of the Company.

     In 1997, the Company encountered high levels of defects in incoming copper foil. Although the Company is not experiencing high levels of defects currently, no assurance can be made that it can obtain adequate quality supplies necessary for its planned expansion.

Patents and Proprietary Information

     The Company continues to build a patent estate to protect its technology. To date, 29 patents have been granted in the United States and internationally. The U.S. patents granted expire from 2007 to 2011. The foreign patents generally have expiration dates from 2004 to 2009. Five patent applications in the U.S. and internationally are currently pending. These patents and applications cover the unique laminate product and the process and equipment used for producing the laminates. The patents also cover a precision multilayer process and a circuit transfer process. Additional inventions have been disclosed to the Company's patent attorneys and may be the subject of future patent applications.

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

     The Company expended approximately $283,000 and $77,000 for research and development during the years ended December 31, 1998 and 1997, respectively, reflecting the Company's development efforts on new processes to manufacture its patented laminates.

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

Employees

     The Company has 80 full-time employees. None of the employees is subject to collective bargaining agreements. Management considers its labor relations to be satisfactory and believes that there is an adequate pool of labor available to satisfy foreseeable hiring needs.

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

Development Stage Company Until December 31, 1996; Ability to Continue as Going Concern; Uncertainty of Future Financial Results

     The Company was a development stage company through December 31, 1996 and has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception. As of December 31, 1998, the Company had an accumulated deficit of $33,954,155. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1998 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding to cover operating expenses and expenditures for additional equipment until revenues from operations are sufficient for these purposes. The Company expects that significant operating losses will continue for a substantial part of 1999. No assurance can be given that the Company will successfully complete expansion and enhancement of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations.

Need for Additional Financing

     The Company's available funds, without giving effect to alternative sources of revenue, are not sufficient to raise the Company's production level to profitability or provide sufficient working capital for expansion of sales. The Company will need additional funding for operations in 1999 and additional funding is being sought. Such additional funding may be raised through sources including:

o    license fees;

o    sales of equipment in connection with licensing operations;

o    joint ventures or other collaborative relationships; or

o    equity or debt financing.

     No assurance can be given that additional funding will be sufficient and available or, if it is available, that it will be available on acceptable terms.

     If additional funds are raised through the issuance of equity securities or securities convertible into equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of Common Stock.

     If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly.

Liens on Assets and Patents

     The Company's patents and certain other assets are subject to liens securing outstanding debt of the Company as follows:

o Notes payable to stockholders in the amount of $100,000 and notes payable to stockholders/directors/officers in the amount of $675,000 due January 2, 2000 (as extended) are collateralized by a second lien on U.S. Patents and Patent Applications.

o Notes payable to stockholders/directors/officers in the amount of $745,000 due January 2, 2000 (as extended) are collateralized by a first lien on the Company's patents, patent applications and certain production equipment.

o A term note of $500,000 obtained in March 1999 is collateralized by two pieces of production equipment.

     If there is a default under the notes, the Company could lose all or most of its patents and certain production equipment. The potential loss of these assets could force the Company to negotiate new and disadvantageous terms to extend such notes.

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

Management of Growth

     The Company intends to expand significantly its overall level of operations. Any such expansion, however, is expected to strain the Company's management, technical, financial and other resources. To manage growth effectively, the Company must:

o    add manufacturing capacity;

o    add personnel;

o    maintain a high level of quality;

o    achieve good manufacturing efficiency; and

o    expand, train and manage its employee base.

     The Company's failure to add capacity and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance Upon Key Personnel

     The Company believes that its success will depend to a significant extent upon the efforts of its executive officers and senior management as well as its ability to attract and retain highly qualified managerial, technical and sales personnel. The Company maintains and is the beneficiary of $2 million key person life insurance policies on each of Jonas Medney, its Chairman, and Fred E. Klimpl, its Vice Chairman. The loss or unavailability of its executive officers or other senior management or the inability to attract, assimilate or retain such personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Single Manufacturing Facility

     The Company's current laminate manufacturing operations are centralized in one building in Hauppauge, New York, although the joint venture in Montreal plans to build an additional larger plant in Montreal and the joint venture in Taiwan plans to build a third plant. See Item 1. "Description of Business - Joint Ventures". Because currently the Company does not operate multiple facilities in different geographic areas, the ability to service large orders may be affected. Further, a disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Production Quality and Production Costs; Process Disruption

     The Company has limited experience in producing laminates on its production-scale modules. The Company recently added production modules to increase production levels and achieve economies of scale. This expansion is the first production-scale expansion undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies or produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. Process disruptions have occurred, resulting in delays in product shipments.

Process disruptions were due to:

o    machine breakdowns;

o    lack of adequate interior atmospheric control of temperature and humidity;

o    electric utility power failures;

o    problems of breaking in an expanded workforce;

o contamination principally generated during installation of equipment and development of processes;

o    defective incoming copper foil.

     No assurance can be given that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

Dependence on Significant Customers

     Due to current productive capacity, the Company has been focusing its efforts on a growing number of select accounts. However, during 1998, Teradyne, Inc. and HADCO Corporation accounted for 48% and 37%, respectively, of sales. Loss of these customers could have a material adverse effect on the Company's business.

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

Availability of Materials; Price Fluctuations of Raw Materials; Dependence Upon Third-Party Supplier

     Raw materials used by the Company to produce laminates are purchased by the Company and in certain circumstances the Company bears the risk of price fluctuations. In addition, shortages of and defects in certain types of materials have occurred in the past and may occur in the future. During 1997 the Company experienced defects in incoming copper foil used to make laminates. The Company has obtained an alternate source of supply and also has explored solutions with the previous supplier. Future shortages, defects or price fluctuations in raw materials could have a material adverse effect on the Company's business, financial condition and results of operations. Advanced Glassfiber Yarns LLC, a major fiberglass manufacturer, has developed and continues to develop products to meet the Company's processing and product requirements. Should this manufacturer not continue supplying the Company's quality and quantity needs, the Company would have to secure another supplier. Such event could have a material adverse effect on the Company's ability to supply customers and could reduce expected sales and increase the costs of manufacture. No assurances can be given that an alternative supplier could meet the Company's quality and quantity needs on satisfactory terms.

Patents and Intellectual Property Protection

     The Company believes that its patent estate and its know-how are important for the protection of its technology. The Company can give no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented or that such patents will provide substantial protection with respect to the Company's product, process or competitive position. In addition, certain proprietary information which is considered to be of substantial value is not covered by patents and, along with the Company's other intellectual property, is subject to misappropriation or obsolescence. In addition, the Company granted certain immunities on its product patents to AMP and Akzo Electronics Products NV which are potential competitors of the Company,. The Company, under a license, granted HT Troplast AG ("HT"), a significant stockholder of the Company, the exclusive right to produce and market Compositech's laminates in Europe, the countries of the former Soviet Union and Turkey. Although HT exited the laminate business, the license remains in effect. Pursuant to the agreement, the Company is obligated to sell only through HT in such territories.

Environmental Compliance

     The Company uses copper and chemicals in its manufacturing process and limited amounts of solvents for the sole purpose of cleaning its equipment. Although the Company believes that its facility complies in all material respects with existing environmental laws and regulations, No assurance can be given that violations will not occur. In the event of any future violations of environmental law and regulations, the Company could be held liable for damages and for the cost of remedial actions. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation.

Control by Existing Stockholders

     As at December 31, 1998, officers, directors and certain other significant stockholders of the Company owned approximately 51% of the Company's Common Stock and voting preferred stock, including stock options and warrants exercisable within 60 days. It is expected that these stockholders will continue to control the management and policies of the Company, including, without limitation, the power to elect and remove a majority of directors of the Company and the power to approve any action requiring common stockholder approval. In addition, some of these officers, directors and other stockholders, in connection with certain outstanding loans, have a security interest in the Company's manufacturing equipment and all of the Company's patents and patent applications or in the Company's U.S. patents and patent applications.

Quotation of the Common Stock on The Nasdaq SmallCap MarketSM; Possible Loss of Quotation of the Common Stock

     The Common Stock is quoted on The Nasdaq SmallCap MarketSM. The Company can give no assurance that the Company will continue to meet the maintenance criteria for continued listing of the Common Stock on The Nasdaq SmallCap MarketSM. The minimum listing requirements for The Nasdaq SmallCap MarketSM include, among other criteria:

o net tangible assets of at least $2.0 million, or market capitalization of $35 million, or net income of $500,000 (in the latest fiscal year or two of the last three fiscal years);

o    a minimum bid price per share of $1.00;

o    a market value of the public float of $1.0 million;

o    300 round lot shareholders; and

o    two market makers.

     Furthermore, The Nasdaq SmallCap MarketSM listing and maintenance criteria may become more stringent over time and thus more difficult for the Company to meet. Failure to meet the maintenance criteria may result in the discontinuance of the inclusion of the Common Stock in The Nasdaq SmallCap MarketSM. In such event, trading, if any, in the Common Stock may continue to be conducted in non-Nasdaq over-the-counter markets and investors may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock. The Common Stock would then be subject to the risk that it could become characterized as low-priced or "penny stock," which characterization could severely affect the ability of stockholders to sell their Common Stock.

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

Certain Restrictive Charter and Bylaw Provisions

     The Company's Certificate of Incorporation and Bylaws allow the Board of Directors, without approval of the stockholders, to issue shares of preferred stock and to fix the rights and preferences of the preferred stock. The Board of Directors can also prohibit stockholders of the Company from calling a special meeting unless requested by at least a majority of the outstanding voting shares. The certificate does not provide for cumulative voting for election of directors. In addition, the Bylaws of the Company provide that while the removal of a director or the entire board of directors, with or without cause, may be accomplished by the holders of the majority of shares entitled to vote, any director designated by HT, may only so be removed for cause. These provisions could have the effect of deterring unsolicited takeovers or other business combinations or delaying or preventing changes in control or management of the Company. This may prevent transactions in which stockholders might otherwise receive a premium for the securities over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 2.  Description of Property

     The Company occupies approximately 33,000 square feet of leased office space and manufacturing facilities in Hauppauge, New York. The lease for such space has a five-year term expiring August 31, 2000, with a renewal option for an additional five years.

Item 3.  Legal Proceedings

     No legal proceedings are currently pending against the Company.

Item 4.  Submission of Matters to a Vote Of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.

Item 4A.  Directors, Executive Officers, Promoters and Control Persons

     The following table lists the Company's current directors and executive officers.

     Name                             Age    Position(s) With the Company
     ----                             ---    ----------------------------
     Jonas Medney                     70     Director, Chairman
     Fred E. Klimpl                   64     Director, Vice-Chairman
     Christopher F. Johnson           55     Director, President and Chief
                                             Executive Officer
     Samuel S. Gross                  72     Director, Executive Vice President,
                                             Secretary, Treasurer and Chief
                                             Financial Officer
     Willard T. Jackson(1)(2)         71     Director
     Pierre Laflamme                  52     Director
     Robert W. Middleton (2)          60     Director
     Heinz-Gerd Reinkemeyer (1)       61     Director
     James W. Taylor (1) (2)          80     Director

----------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee

     The following table lists other management personnel:

     Name                             Age    Position(s) With the Company
     ----                             ---    ----------------------------
     Richard E. DePoto                41     Vice President, Manufacturing
                                             Operations
     Richard Lucier                   65     Vice President, Sales
     Ralph W. Segalowitz              40     Vice President, Engineering
     Kenneth J. Thompson              41     Controller
     Lucille Mavrokefalos             46     Director of Administration and
                                             Assistant Secretary

Management and Directors

     Jonas Medney, Director and Chairman, has over 40 years of experience in the composites industry and has more than 50 patents. Mr. Medney has been a director and Chairman of the Company since its inception in 1984. He co-founded Lamtex Industries, a public company which was a pioneer in filament-wound composites, which was acquired by Koppers Company in 1963. He co-founded Fiberglass Resources Corporation, a manufacturer of filament wound epoxy pipes and conduits, with Mr. Klimpl. This company was acquired by Koch Industries in 1983. Mr. Medney is a graduate of the Massachusetts Institute of Technology (B.S. Mechanical Engineering).

     Fred E. Klimpl, Director and Vice-Chairman, has over 35 years of experience in the composites industry and has over 25 patents. Mr. Klimpl has been a director of the Company since its inception in 1984. He was co-inventor and a key manager in the development and marketing of the fiberglass underground gasoline tank program for Owens-Corning Fiberglas Corp. He was subsequently responsible for the start-up and marketing of a fiberglass pipe business for Ciba-Geigy Corporation. Mr. Klimpl is a graduate of Lowell University (B.S. Textile Engineering) and Stevens Institute of Technology (M.S. Industrial Management).

     Christopher F. Johnson, Director, President and Chief Executive Officer, joined Compositech Ltd. in June of 1998 as president and CEO following a career spanning thirty years with suppliers of specialty materials for printed circuit fabrication. Prior to joining Compositech, he was a vice president and general manager for Dexter Electronic Materials, a division of Dexter Corporation where he was employed from 1993 to 1998. Before that, he held worldwide business management positions with Hercules

Incorporated and sales and marketing positions with DuPont. Mr. Johnson has been active in The Institute for Interconnecting and Packaging Electronic Circuits
(IPC) serving on the Suppliers Council Steering Committee and a participant in the Technical/Marketing Research Council (TMRC) of the IPC. Mr. Johnson is a graduate of Purdue University with a BS in Industrial Education. He also completed intensive senior management programs at Northwestern University's Kellogg School of Business and the University of Virginia's Darden School of Business.

     Samuel S. Gross, Director, Executive Vice President, Secretary, Treasurer and Chief Financial Officer, is a certified public accountant and has been Executive Vice President and Treasurer of the Company since 1990. He had been a consultant to the Company and a director since 1987. He was previously a partner at Ernst & Young LLP where he was responsible for the Fiberglass Resources
Corporation account. Mr. Gross was affiliated with Ernst & Young LLP and its predecessors for 39 years. He is a director of the National Mental Health Association, Honorary Director and former Chairman of the Board of Directors of the Mental Health Association in New York State, Inc., and a director and former president of Long Island Transportation Management, Inc. Mr. Gross is a graduate of City College of New York (B.B.A.).

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

     Kenneth J. Thompson, Controller, has been with the Company since 1996. From 1995 to 1996 he was Controller of Cameron Engineering, P.C. From 1991 to 1995 he was with Loveshaw Corporation, most recently as Vice President, Finance. He is a graduate of Adelphi University (B.B.A. Accounting).

     Lucille Mavrokefalos, Director of Administration and Assistant Secretary has been with the Company in various positions since 1988.

     Board of Directors. The Board of Directors consists of Messrs. Medney, Klimpl, Johnson and Gross and five outside directors: Willard T. Jackson, Pierre Laflamme, Robert W. Middleton, Heinz-Gerd Reinkemeyer and James W. Taylor.

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

     Robert W. Middleton was elected as a director in March 1996 and has acted as an investment banker to the Company in its prior financings and with respect to the Company's initial public offering. He has been Chairman of The Middleton Group, LLC, a firm of investment bankers associated with Gemini Financial Corporation, since October 1998. He was Managing Director-Corporate Finance of Trautman & Company, Inc., an investment banking firm, from 1993 to October 1998. From 1985 to October 1993, Mr. Middleton was, successively, Director of Corporate Finance of Barclay Investments, Inc., and a Vice President at C.L. King & Associates, Inc. Prior to that time, he was associated with Fahnestock & Company from 1983 to 1985 and was a general partner from 1984-1985. From 1974 to 1983, Mr. Middleton held various positions with Burgess & Leith, Inc., including Senior Vice President and Director, while serving as Manager of the New York office. He attended Princeton University. Mr. Middleton is the designee of Trautman & Company, Inc. to the Board pursuant to the terms of a financing agreement.

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

     James W. Taylor has been a director since 1987. He is Chairman of the Board of Reuter Manufacturing Inc., where he was President from 1992 to 1998. He is a certified management consultant. He was a director from 1967 to 1973 and President from 1970 to 1973 of the international management consulting firm, Booz Allen & Hamilton. Mr. Taylor was President and a director of Bradford Trust from 1973 to 1975. He has served as a director of Insilco Corporation, Times Fiber Communications, Inc., The Enterprise Companies, Techalloy, Inc., Amphenol Inc. and Knogo Corporation. He is a life trustee of Carnegie Mellon University. He was a trustee of Beaver College and was a vice president and director of the Association of Consulting Management Engineers and of the Institute of Management Consultants. He holds a B.S. from Carnegie Mellon University.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCapSM Market under the symbols "CTEK" and "CTEKW", respectively.

     The following sets forth the range of the high and low bid prices for the Common Stock, as reported on the Nasdaq SmallCap Market :

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
                   Fourth quarter            4 1/2        1 1/2

                                                    1998
                                                    ----
                                              High         Low
                                              ----         ---
                   First quarter            2 19/32       1 3/8
                   Second quarter            2 5/8        1 5/8
                   Third quarter             1 7/8          1
                   Fourth quarter            1 3/4          1

     There were approximately 191 holders of record of shares of Common Stock as of March 22, 1999.

     The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

     The following presents information concerning securities issuances of the Company during the last fiscal year not previously reported by the Company in a quarterly report on Form 10-QSB. See also Notes 4, 5, 6, 7, 8 and 15 to the Financial Statements. The sales of all such securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions not involving a public offering.

     In April 1998, the Company issued a warrant, to purchase 75,000 shares of Common Stock at $2.6125 per share until April 23, 2003, to Trautman & Company, Inc. (the "Placement Agent") as compensation in connection with the final conversion of the Company's Debentures.

     Effective May 29, 1998, the Company issued a warrant, to purchase 125,000 shares of its Common Stock at $2.50 per share until May 29, 2003, to the Placement Agent, as consideration in connection with the Company's offering of Series B Stock. In October 1998, this warrant was exercised with notes for $312,500 due in December 1999, and the Company issued the Placement Agent 125,000 shares of Common Stock.

     In November and December 1998, the Company sold 313,066 shares of its Common Stock, and warrants to purchase 78,267 shares of Common Stock at $1.125 per share, exercisable until February 15,2001, to certain accredited investors in a private placement, realizing $297,525, net of expenses. In the private placement, the Company also sold 166,667 shares of its Common Stock, realizing $138,000 net of expenses and issued a stock purchase option to purchase 600,000 shares of the Company's Common Stock for $0.90 per share (the "Option"), in a negotiated transaction with an accredited investor. In connection with the private placement, the Placement Agent received warrants to purchase 239,867 shares of the Company's Common Stock for $1.125 per share until February 15,2001. In March 1999, the Option was exercised and the Company issued 600,000 shares of its Common Stock for aggregate proceeds of $540,000.

     In December 1998, the Company issued 39,678 shares of its Common Stock to each of the Placement Agent and a consultant for advisory services rendered in connection with a credit facility with Credit Bancorp.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. The Company has developed and is moving to commercialize its unique nonwoven copper-clad fiberglass reinforced epoxy laminates. As part of its development program, the Company patented the laminate, the process used to manufacture the laminate and the equipment to produce the laminates. The first prototype equipment was designed and assembled to produce 24" x 24" laminates. In 1995, initial production scale prototype equipment to produce 36" x 48" laminates was completed. In 1997, the Company completed the installation of advanced 36" x 48" production equipment purchased with the proceeds of the Company's Initial Public Offering in July 1996. In 1998 and continuing into 1999, the Company completed the installation of a second phase of 36" x 48" production equipment purchased with the proceeds of the Debentures and the Series B Stock.

     During 1997 and 1998, the Company produced and sold its laminates in limited quantities through a highly focused sales effort to gain production experience and product performance data. However, this highly focused sales effort left the Company vulnerable to order volatility. Throughout 1997 and 1998, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. Production ramp up issues, coupled with order volatility, led to a much slower than expected expansion in production capacity. The Company continues to work on and is making progress on solving issues with incoming raw materials and contamination which affect finished goods' yields and production efficiencies.

     In June 1998, the Company elected Christopher F. Johnson as president and chief executive officer. The Company has significantly increased its sales activities through the use of sales representatives and delivered sample quantities to 48 qualified new customer opportunities in the second half of 1998. The Company's sales focus is on the high layer count, high density, multilayer and backplane market segments. The Company's internal focus, which had been on technology development in the past, has been reoriented to customer satisfaction as the Company ramps up production capabilities to meet anticipated customer demand. A major initiative to reach a long term supply agreement with a significant printed wiring board fabricator is in progress and additional supply agreements are being pursued. The Company is also pursuing discussions with potential industrial partners to accelerate the commercialization of the Company's products worldwide.

     The production-scale expansion described above is the first undertaken by the Company, and consequently no assurances can be made that the Company's production facilities will meet the Company's production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies and produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations. The Company's business involves highly complex manufacturing processes which are subject to disruption. No assurance can be given that disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a disruption could have a materially adverse effect on its results of operations.

     In October 1997, the Company entered into a 50/50 joint venture with Quebec Investors for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The plant is planned to start production in 2000. See "Item 1 Joint Ventures". The Company's investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's Common Stock.

     In February 1998, the Company entered into joint venture and license agreements with a Taiwanese investor group to manufacture Compositech's laminates in Taiwan. See "Item 1 - Joint Ventures". The Company would have an approximate 10% interest in the joint venture and receive license fees and royalties. The plant is planned to start production in 2000.

Results of Operations - Years Ended December 31, 1998 and 1997

     Sales of laminates decreased to $350,112 in 1998 from $507,403 in 1997. The decrease resulted from the continued delay in or cancellation of customers' programs for which Compositech's laminates were qualified or were in the process of being qualified and from delays in testing and qualification programs from potential major customers.

     Licensing income for 1998, relating to the Taiwanese joint venture, totaled $64,284, net of expenses. There was no licensing income in 1997.

     Research and development expenses increased to $282,756 in 1998 from $76,720 in 1997, reflecting the Company's development efforts on new processes. Manufacturing expenses decreased to $4,248,421 for 1998 from $4,953,123 in 1997, reflecting the reduced level of unit direct manufacturing costs as compared to the same period last year, partially offset by higher levels of expenditures related to process adjustments and enhancements and the costs of upgrading the supervisory workforce.

     Selling, general and administrative expenses decreased to $1,254,739 in 1998 from $1,519,763 in 1997. Decreases in legal and professional fees and patent/trademark expenses were partially offset by increased advertising and promotion expenses and costs incurred in relation to the recruitment of the Company's new president and chief executive officer during the second quarter of 1998. During 1998 and 1997, approximately $389,000 and $107,000, respectively, of selling, general and administrative expenses were charged to the Company's Canadian joint venture, in accordance with the joint venture agreements, pursuant to which the Company and its joint venture partners are planning to establish a plant in the greater Montreal area to manufacture the Company's laminates.

     Interest income decreased to $49,335 in 1998 from $96,201 in 1997, reflecting the decrease in the average monthly balances of the Company's cash balances. Interest expense (net of interest capitalized) decreased to $131,693 in 1998 from $229,385 in 1997. The decrease is due to reductions in the prime interest rate, which is the basis for some of the Company's long term loans payable, as well as the conversion of the balance of the Debentures, which were issued in May 1997, but not fully converted until April of 1998. Amortization of debt discount and expenses decreased to $497,603 for 1998 from $1,326,218 in 1997, reflecting the amortization of costs associated with the Debentures, including accelerated amortization as a result of debenture conversions that concluded during the second quarter of 1998. Other income increased to $112,415 in 1998 from $5,147 in 1997. The increases reflect the receipt of refunds related to property taxes and sales taxes applicable to prior periods as well as adjustments of prior period professional fees.

     The equity in the operations of the Canadian joint venture increased to $36,831 in 1998 from ($63,722) in 1997, representing the Company's 50% share of the net profit (loss) of the joint venture which was formed in October 1997. The profit resulted from interest income recorded by the joint venture on its short term cash investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $5,810,595 in 1998 as compared with a net loss of $7,569,793 in 1997. The decreased loss was primarily attributable to the decreased level of direct manufacturing costs, the reduction in selling and general and administrative expenses and the reduction in the amortization of debt discount and expenses relative to the Debentures, a non-cash item.

Liquidity and Capital Resources

     Prior to its initial public offering in 1996, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company. The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1998 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1999. As of December 31, 1998, the Company had approximately $102,000 of available cash and cash equivalents. During January through March 1999, in connection with a private placement, the Company received net proceeds aggregating approximately $1.4 million through the sale of 1,077,068 shares of its Common Stock. In March 1999, the Company closed on the first tranche of $500,000 of a $1.5 million term note series, due in six months, convertible at maturity into Common Stock at the Company's option. At March 26, 1999, the Company had approximately $650,000 of cash and cash equivalents; however, the Company will require additional funding to cover current operations, which require approximately $400,000 a month based on current levels of production and sales, until revenues from operations are sufficient.

     Net cash and cash equivalents used in operating activities decreased to $3,505,961 for 1998 from $5,925,165 for 1997. The net licensing fees received from the Taiwan joint venture of $930,000 was the primary source of funds provided by operating activities for 1998, with $777,249 deferred to future periods for financial reporting purposes. Decreases in accounts receivable from joint venture and in inventories as well as increases in deferred salaries, accrued interest and accounts payable accounted for the balance of the significant 1998 sources of cash.

     Net cash and cash equivalents used in investing activities decreased to $1,190,988 for 1998 from $5,384,809 for 1997. Capital expenditures for equipment and advance payments for equipment decreased to $694,297 for 1998 from $1,953,782 for 1997. The decrease is attributable to the reduced rate of purchases of production equipment that constituted a significant portion of the production expansion program that concluded in the second half of 1997. Investments in joint ventures decreased to $467,487 for 1998 from $5,695,283 for 1997, reflecting the 1998 Taiwan and 1997 Montreal joint venture investments. Maturities of short term U.S. Government securities during 1997 accounted for $2,384,700 of the funds provided by investing activities.

     Cash flows from financing activities decreased to $4,174,981 for 1998 from $11,261.144 for 1997. The significant sources of funds provided by financing activities during 1998, net of expenses, were: (i) the sale of Common Stock to the Taiwanese joint venture, totaling $952,500 ; (ii) the sale of the Series B Stock which provided $1,900,000 ; (iii) the sale of Common Stock through a private placement during November and December of 1998, totaling $435,525 ; (iv) the advance received from the

Taiwanese joint venture on the second half of their stock purchase obligation, totaling $500,000 and (v) the loan through an insured credit facility, totaling $395,025. The principal financing activities in the 1997 period were the sale of the Company's Common Stock to the Canadian joint venture partners totaling $5,351,763 net of expenses, net proceeds from the issuance of the Debentures of $5,891,189 and net proceeds from the exercise of outstanding common stock warrants in the amount of $47,420.

     The Company is negotiating for additional funding. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. No assurance can be given that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. No assurance can be given that the Company will successfully complete expansion and enhancement of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. No assurance can be given that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

Year 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are recognized as a risk. The Company is currently assessing the risk, with respect to the availability and integrity of its financial systems and the reliability of its financial systems and the reliability of its operating systems, and is in the process of communicating with third parties (e.g. major vendors and customers) with whom it conducts business to assess whether they are or will be Year 2000 compliant. To date, the Company has received favorable responses from most of the third parties it communicated with, indicating that their companies are either Year 2000 compliant or plan to be compliant within calendar year 1999.

     The Company's information technology ("IT") systems consists of a series of personal computers, linked via a network, which process data using purchased software programs produced and maintained by large software vendors. The Company believes its exposure to any material Year 2000 problems is relatively small because its financial and operating software systems have been produced and maintained by large software vendors, who have made updates available or updated versions available that are Year 2000 compliant, at a nominal cost. The
Company's IT equipment is being presently evaluated for its Year 2000 capabilities and repair or renovation, if necessary, is scheduled to be completed prior to the end of the third quarter of 1999. The vast majority of the Company's production related non-IT systems use processors that have no date related functionality, and accordingly, have no Year 2000 issues. The cost of the Company's Year 2000 initiatives has not been or is not expected to be material to the Company's results of operations or financial position.

Risks to the Company

     No assurance can be given that the Company's systems or systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company's most reasonably likely worst-case scenario, given current uncertainties, would involve minor disturbances in the supply of ancillary supplies and repair parts, which would not have a material effect on the results or operations of the Company. Of course, lack of readiness by electrical, gas and water utilities, financial institutions or other providers of general infrastructure could provide significant impediments to the Company's ability to carry on its normal operations.

Contingency Plan

     Although the Company has not yet established a comprehensive contingency plan to address

Year 2000 risks with its IT systems and with third parties upon which the Company is dependent, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

     Statements made herein about the implementation of the Company's Year 2000 program, the costs expected to be associated with that program and the results that the Company expects to achieve constitute forward-looking information. Accordingly, no assurance can be given that the Company's systems or systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company.

Item 7.  Financial Statements

     The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

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

Item 13. Exhibits and Reports on Form 8K

     (a)  Exhibits:

Exhibit Number                                               Exhibit                                                Note Number
---------------------------------------------------------------------------------------------------------------------------------
      3.1      Restated Certificate of Incorporation of the Company.                                                    (3)

      3.2      Amendment to the Restated Certificate of Incorporation of the Company                                    (1)

      3.3      By-Laws, As Amended, of the Company.                                                                     (2)

      3.4      Certificate of Designations for 7% Series B Convertible Preferred Stock dated as of May 29, 1998         (8)

      4.1      Specimen Common Stock Certificate.                                                                       (2)

      4.2      Specimen Warrant Certificate.                                                                            (2)

      4.3      Representative's Unit Purchase Option dated as of July 9, 1996.                                          (2)

      4.4      Warrant Agreement dated as of July 9, 1996 between the Company and Continental Stock Transfer &

               Trust Company.                                                                                           (2)

      4.5      Form of 10% Secured Note.                                                                                (2)

    4.5.1      Security Agreement dated August 3, 1995 among the Company and certain secured parties.                   (2)

      4.6      Form of Secured Note.                                                                                    (2)

    4.6.1      Security and Intercreditor Agreement dated as of October 30, 1992 among the Company and certain
               secured parties covering listed patent collateral.                                                       (2)

      4.7      Notes issued by the Company between May 28, 1992 and February 16, 1993 in the aggregate amount of

               $550,000 payable to Willard Jackson.                                                                     (2)

      4.8      Form of agreements between the Company and certain officers, directors and stockholder/creditors to

               defer maturity of Secured Notes, 10% Secured Notes, and certain other notes.                             (1)

     10.1      Lease Agreement dated August 29, 1990 between the Company and Ricefield Number Six.                      (2)

   10.1.1      First Amendment of Lease dated June 30, 1995 between the Company and Ricefield Number Six.               (2)

     10.2      Patent Immunity Agreement dated March 15, 1994, among the Company and AKZO Electronic Products B.V.
               and AMP Incorporated.                                                                                    (2)

     10.3      Stock Purchase Agreement dated as of June 22, 1990, between the Company and HT Troplast AG.              (2)

   10.3.1      Amendment No. 1 to Stock Purchase Agreement dated June 22, 1990 between the Company and HT Troplast
               AG (Amendment No. 1 dated January 10, 1996).                                                             (2)

     10.4      Technical Cooperation Agreement between the Company and HT Troplast AG dated as of June 22, 1990.        (2)

     10.5      License Agreement between the Company and HT Troplast AG dated as of June 22, 1990.                      (2)

   10.5.1      Amendment to the License Agreement dated May 18, 1994 between the Company and HT Troplast AG.            (2)

     10.6      Consent to the transfer of rights of Huls Troisdorf AG in respect of the Company to Mora
               Beteiligungs AG (now HT Troplast AG) dated February 4, 1994.                                             (2)

   10.6.1      Acknowledgment of assumption of obligations of Huls Troisdorf AG in respect of the Company by
               HT Troplast AG dated August 19, 1994.                                                                    (2)

     10.7      Form of Warrants issued on May 28, 1992.                                                                 (2)

     10.8      Form of Warrants issued on November 16, 1993.                                                            (2)

     10.9      Form of Subscription Agreement for Series A Convertible Preferred Stock issued in 1994.                  (2)

    10.10      Form of Warrants issued or amended between August 3, 1995 and March 12, 1996.                            (2)

    10.11      Common Stock Purchase  Agreement  between the Company and Win Win Venture Capital Corporation dated
               as of April 1, 1996.                                                                                     (2)

    10.12      Agreements to defer salary between the Company and certain employees of the Company.                     (2)

Exhibit Number                                               Exhibit                                                Note Number
---------------------------------------------------------------------------------------------------------------------------------
   *10.13      Nonqualified Stock Option Plan dated April 12, 1988.                                                     (2)

   *10.14      Stock Award Plan.                                                                                        (2)

 *10.14.1      Compositech Ltd. Amended and Restated Stock Award Plan.                                                  (9)

   *10.15      Employment Agreement dated as of January 1, 1996 between the Company and Samuel S. Gross.                (2)

   *10.16      Employment Agreement dated as of January 1, 1996 between the Company and Fred E. Klimpl.                 (2)

   *10.17      Employment Agreement dated as of January 1, 1996 between the Company and Jonas Medney.                   (2)

   *10.18      Common Stock Purchase Agreement between the Company and Win Win Venture Capital Corporation dated
               as of June 26, 1996.                                                                                     (2)

    10.19      Form of Securities Purchase Agreement between the Company and certain investors.                         (5)

    10.20      Form of 5% Convertible Debenture between the Company and certain investors.                              (5)

    10.21      Form of Registration Rights Agreement between the Company and certain investors.                         (5)

    10.22      Form of Security Agreement between the Company and certain investors.                                    (5)

    10.23      Form of License Security Agreement between the Company and certain investors.                            (5)

    10.24      Technology Licensing Agreement dated October 16, 1997, by and between the Company and Lamines CTEK       (6)
               Inc.

    10.25      Subscription Agreement dated October 16, 1997, by and among: Societe Innovatech du Grand Montreal,      (6)
               Industries Devma Inc. (a subsidiary of Societe generale de financement du Quebec), Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company.

    10.26      Registration Rights Agreement dated October 16, 1997, by and among: Societe Innovatech du Grand          (6)
               Montreal, Industries Devma Inc., Fonds de solidarite des travailleurs du Quebec (F.T.Q.),
               Fonds regional de solidarite Ile de Montreal and the Company.

    10.27      Subscription Agreement dated October 16, 1997, by and between the Company and Lamines CTEK Inc.          (6)

    10.28      Shareholders Agreement dated October 16, 1997, among the Shareholders of Lamines CTEK Inc.               (6)

    10.29      Stock Exchange Agreement dated October 16, 1997, by and among: Societe Innovatech du Grand               (6)
               Montreal, Industries Devma  Inc., Fonds de solidarite des travailleurs du Quebec (F.T.Q.),
               Fonds regional de solidarite Ile de Montreal and the Company.

    10.30      Sales Agency and Marketing Agreement dated October 16, 1997, by and between Lamines CTEK Inc. and        (6)
               the Company.

    10.31      Agreement with respect to electing a nominee of the Quebec Investors to the Board of Directors of        (6)
               Compositech Ltd. dated October 16, 1997, by and among: Societe Innovatech du Grand Montreal,
               Industries Devma Inc., Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company and certain of its principal shareholders.

    10.32      Agreement to Form a Joint Venture by and between the Company and Fidelity Venture Capital Corp. and      (7)
               Fidelity Investors, dated February 9, 1998.

    10.33      Patent, Information and Trademark Agreement by and between the Company and Compositech Taiwan (or        (7)
               Compositech Technologies, Inc.). Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.

  10.33.1      Patent, Information and Trademark Agreement - Amendment No. 1 by and  between the Company and            (7)
               Compositech Taiwan (or Compositech Technologies, Inc.).

    10.34      Purchase Agreement by and between the Company and Compositech Taiwan (or Compositech Technologies,       (7)
               Inc.).

    10.35      Convertible Preferred Stock Purchase Agreement dated as of May 29, 1998, between the Company and         (8)
               JNC Opportunity Fund Ltd.

Exhibit Number                                               Exhibit                                                Note Number
---------------------------------------------------------------------------------------------------------------------------------
    10.36      Registration Rights Agreement dated as of May 29, 1998, between the Company and JNC Opportunity          (8)
               Fund Ltd.

    10.37      Bridge Note Purchase Agreement dated March 16, 1999 between the Company and SovCap Equity Partners,      (1)
               Ltd.

    10.38      Bridge Note dated March 16, 1999 between the Company and SovCap Equity Partners, Ltd.                    (1)

    10.39      Attached Repricing Warrant dated March 16, 1999 between the Company and SovCap Equity Partners, Ltd.     (1)

    10.40      Common Stock Purchase Warrant dated March 16, 1999 between the Company and SovCap Equity Partners,       (1)
               Ltd.

    10.41      Registration Rights Agreement dated March 16, 1999 between the Company and SovCap Equity Partners,       (1)
               Ltd.

    10.42      Placement Agency Agreement dated March 16, 1999 between the Company and Sovereign Capital Advisors       (1)
               LLC.

    10.43      Sovereign Warrant Agreement dated March 16, 1999 between the Company and Sovereign Capital Advisors      (1)
               LLC.

    10.44      Sovereign Warrant Certificate dated March 16, 1999 between the Company and Sovereign Capital             (1)
               Advisors LLC.

     23.1      Consent of Ernst & Young LLP                                                                             (1)

     27.1      Financial Data Schedules (Edgar version only)                                                            (1)

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

(7) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.

(8) Incorporated by reference to a previously filed Exhibit to the Company's Form 8-K dated May 29, 1998.

(9) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.

     (b)  Form 8-K Reports:

                                                                     Financial
                                                                     Statements
     Date of Report                   Item Reported                    Filed
     --------------  ---------------------------------------------   -----------
      May 29, 1998   Item 5 - Other Events                              No
                     (Announcing sale of 7% Series B Convertible
                     Preferred Stock.)

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COMPOSITECH LTD.

Date:  March 31, 1999                                By:  /S/ Jonas Medney
                                                        ------------------------
                                                              Jonas Medney
                                                              Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        /S/ Jonas Medney                                         March 31, 1999
------------------------------------
Jonas Medney
Chairman of the Board, Director

         /S/ Fred E. Klimpl                                      March 31, 1999
------------------------------------
Fred E. Klimpl
Vice Chairman, Director

        /S/ Christopher F. Johnson                               March 31, 1999
------------------------------------
Christopher F. Johnson
President; Chief Executive Officer; Director
(Principal Executive Officer)

         /S/ Samuel S. Gross                                     March 31, 1999
------------------------------------
Samuel S. Gross
Executive Vice President, Secretary,
Treasurer and Director
(Principal Financial and Accounting Officer)

         /S/ Willard T. Jackson                                  March 31, 1999
------------------------------------
Willard T. Jackson, Director

       /S/ Pierre Laflamme                                       March 31, 1999
------------------------------------
Pierre Laflamme, Director

      /S/ Robert W. Middleton                                    March 31, 1999
------------------------------------
Robert W. Middleton, Director

      /S/ Heinz-Gerd Reinkemeyer                                 March 31, 1999
------------------------------------
Heinz-Gerd Reinkemeyer, Director

      /S/ James W. Taylor                                        March 31, 1999
------------------------------------
James W. Taylor, Director

                          Index to Financial Statements

                                                                           Pages
                                                                           -----

Report of Independent Auditors.............................................  F2

Balance Sheets as of December 31, 1998 and 1997............................  F3

Statements of Operations for the years ended
 December 31, 1998 and 1997................................................  F4

Statements of Stockholders' Equity for the years
  ended December 31, 1998 and 1997.........................................  F5

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997................................................  F6

Notes to Financial Statements..............................................  F7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Compositech Ltd.

We have audited the accompanying balance sheets of Compositech Ltd. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compositech Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                                             /s/ Ernst & Young LLP

Melville, New York
February 12, 1999, except for Note 15
 as to which the date is March 26, 1999

                                COMPOSITECH LTD.
                                 BALANCE SHEETS


                                                                                                   December 31         December 31
                                                                                                       1998                1997
                                                                                                   ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                        $    102,286        $    624,254
  Accounts receivable trade - net                                                                        27,273              44,725
  Accounts receivable from joint venture                                                                103,696             201,382
  Inventories                                                                                           254,784             401,922
  Prepaid expenses and other                                                                            165,827              97,371
                                                                                                   ------------        ------------
        Total current assets                                                                            653,866           1,369,654

Property and equipment at cost - net                                                                  5,721,215           5,276,672
Investment in joint ventures - net of accumulated amortization of $21,750 (1998)                      5,562,090           5,631,561
Advance payments on construction-in-progress                                                             16,753             274,253
Deferred debt expense - net of accumulated amortization of $154,858 (1997)                              133,728             458,953
Other assets and other deferred charges, net of accumulated amortization
    of $19,256 (1998) and $6,847 (1997)                                                                 151,110             134,796
                                                                                                   ------------        ------------
Total assets                                                                                       $ 12,238,762        $ 13,145,889
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                                 $    637,861        $    609,278
  Deferred salaries - $1,500 (1997) to  officers                                                        194,739             192,571
  Accrued interest - all (1998) and $916 (1997)  to stockholders                                          5,880              26,017
  Other accrued liabilities                                                                             413,982             370,707
  Deferred licensing income                                                                              64,248
  Loan payable                                                                                          438,917
                                                                                                   ------------        ------------
        Total current liabilities                                                                     1,755,627           1,198,573

Non-current liabilities:
  Notes payable to directors/stockholders                                                             1,595,000           1,595,000
  5% Convertible debentures, net of unamortized discount of $67,650 (1997)                                                5,762,350
  Deferred salaries - officers                                                                          814,481             551,558
  Accrued interest - directors/stockholders                                                             248,948             100,159
  Capital lease obligations                                                                               9,235              49,047
  Deferred licensing income                                                                             713,001
  Advances received on sale of common stock                                                             500,000
  Other liabilities                                                                                                          37,500
                                                                                                   ------------        ------------
        Total non-current liabilities                                                                 3,880,665           8,095,614


7% Series B convertible  preferred stock, par value $0.01; stated value $10,000
    per share; authorized, issued and outstanding shares - 220                                        2,200,000

Commitments

Stockholders'  equity :
  Undesignated  preferred stock;  authorized  3,999,780 shares,  none issued and outstanding
  Series A convertible  preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 550,995 (1998) and 614,161 (1997)                                 1,652,985           1,842,483
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 13,150,128 (1998) and 7,767,921 (1997)                              131,502              77,679
  Additional paid-in capital                                                                         37,436,677          30,075,100
  Cumulative foreign currency translation adjustment                                                   (552,039)
  Deficit                                                                                           (33,954,155)        (28,143,560)
                                                                                                   ------------        ------------
                                                                                                      4,714,970           3,851,702
  Less notes receivable received for issuance of common stock                                          (312,500)
                                                                                                   ------------        ------------
    Total stockholders' equity                                                                        4,402,470           3,851,702
                                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                                         $ 12,238,762        $ 13,145,889
                                                                                                   ============        ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS


                                                                                                              Year ended
                                                                                                              December 31
                                                                                                  ---------------------------------
                                                                                                      1998                 1997
                                                                                                  ------------         ------------
Revenues:
  Sales                                                                                           $    350,112         $    507,403
  Licensing                                                                                             64,284
                                                                                                  ------------         ------------
       Total revenues                                                                                  414,396              507,403

Costs and expenses:
  Manufacturing                                                                                      4,248,421            4,953,123
  Selling, general and administrative                                                                1,254,739            1,519,763
  Research and development                                                                             282,756               76,720
                                                                                                  ------------         ------------

      Total operating expenses                                                                       5,785,916            6,549,606
                                                                                                  ------------         ------------

(Loss) from operations                                                                              (5,371,520)          (6,042,203)

Other income (expenses):
  Interest income                                                                                       49,335               96,201
  Interest expense
     (net of interest capitalized of $101,000 (1998) and $107,000 (1997))                             (131,693)            (229,385)
  Amortization of debt discount and expenses                                                          (497,603)          (1,326,218)
  Loss on disposal of property and equipment                                                            (8,360)              (9,613)
  Other income - net                                                                                   112,415                5,147
                                                                                                  ------------         ------------
                                                                                                      (475,906)          (1,463,868)

                                                                                                  ------------         ------------
 (Loss) from operations before equity in operations of joint venture                                (5,847,426)          (7,506,071)

Equity in operations of joint venture                                                                   36,831              (63,722)
                                                                                                  ------------         ------------
   Net (loss)                                                                                       (5,810,595)          (7,569,793)

Preferred stock dividends, including amortization of discount on 7%
      Series B convertible preferred stock of $314,286                                                 406,686
                                                                                                  ------------         ------------
   (Loss) attributable to common stockholders                                                     ($ 6,217,281)        ($ 7,569,793)
                                                                                                  ============         ============

(Loss) per common share - basic and diluted                                                       ($      0.54)        ($      1.18)
                                                                                                  ============         ============

Shares used in computing (loss) per common share                                                    11,612,001            6,389,750
                                                                                                  ============         ============


See accompanying notes.

                                                                                                                   Cumulative
                                           Series A Convertible                                                      Foreign
                                              Preferred Stock                  Common Stock           Additional     Currency
                                        --------------------------------------------------------       Paid-in      Translation
                                           Shares        Amount            Shares        Amount         Capital      Adjustment
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1996              684,161      $2,052,483         6,118,939     $ 61,189      $22,558,933

Conversion of Series A
  Convertible Preferred
  Stock to common stock                   (70,000)       (210,000)           35,000          350          209,650
Discount on issuance of
  5% Convertible Debentures                                                                             1,147,940
Issuance of warrants as
  compensation for 5%
  Convertible Debenture financing                                                                          91,070
Exercise of warrants                                                         16,500          165           47,355
Issuance of common stock
  through a private placement,
  net of related costs of $75,154                                         1,066,192       10,662        5,341,101
Issuance of common stock upon
  conversion of 5% Convertible
  Debentures                                                                531,290        5,313          669,687
Services received from stockholder                                                                          9,364
Net (loss) for the year ended
  December 31, 1997
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1997              614,161       1,842,483         7,767,921       77,679       30,075,100

Conversion of Series A
  Convertible Preferred Stock
  to common stock                         (63,166)       (189,498)           31,583          316          189,182
Issuance of common stock upon
  conversion of 5% Convertible
  Debentures                                                              4,055,667       40,557        5,795,064
Issuance of common stock through
  private placements, net of
  related costs of $83,097                                                1,090,601       10,906        1,377,119
Expenses related to the issuance
  of 7% Series B Convertible
  Preferred Stock through a
  private placement                                                                                      (300,000)
Record and amortize discount
  on 7% Series B Convertible
  Preferred Stock
Dividends declared on 7% Series B
  Convertible Preferred Stock                                                                             (92,400)
Exercise of a warrant for notes
  receivable                                                                125,000        1,250          311,250
Issuance of common stock as
  compensation for loan financing                                            79,356          794           81,362
Foreign currency translation
  adjustment                                                                                                           (552,039)
Net (loss) for the year ended
  December 31, 1998

Comprehensive (loss)
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1998              550,995      $1,652,985        13,150,128     $131,502      $37,436,677     $(552,039)
                                        ============================================================================================



                                                                             Total
                                                            Notes        Stockholders'
                                           Deficit        Receivable         Equity
                                        ---------------------------------------------
Balance at December 31, 1996             $(20,573,767)                    $ 4,098,838

Conversion of Series A
  Convertible Preferred
  Stock to common stock
Discount on issuance of
  5% Convertible Debentures                                                 1,147,940
Issuance of warrants as
  compensation for 5%
  Convertible Debenture financing                                              91,070
Exercise of warrants                                                           47,520
Issuance of common stock
  through a private placement,
  net of related costs of $75,154                                           5,351,763
Issuance of common stock upon
  conversion of 5% Convertible
  Debentures                                                                  675,000
Services received from stockholder                                              9,364
Net (loss) for the year ended
  December 31, 1997                        (7,569,793)                     (7,569,793)
                                        ---------------------------------------------
Balance at December 31, 1997              (28,143,560)                      3,851,702

Conversion of Series A
  Convertible Preferred Stock
  to common stock
Issuance of common stock upon
  conversion of 5% Convertible
  Debentures                                                                5,835,621
Issuance of common stock through
  private placements, net of
  related costs of $83,097                                                  1,388,025
Expenses related to the issuance
  of 7% Series B Convertible
  Preferred Stock through a
  private placement                                                          (300,000)
Record and amortize discount
  on 7% Series B Convertible
  Preferred Stock
Dividends declared on 7% Series B
  Convertible Preferred Stock                                                 (92,400)
Exercise of a warrant for notes
  receivable                                                (312,500)
Issuance of common stock as
  compensation for loan financing                                              82,156
Foreign currency translation
  adjustment                                                                 (552,039)
Net (loss) for the year ended
  December 31, 1998                        (5,810,595)                     (5,810,595)
                                                                          -----------
Comprehensive (loss)                                                       (6,362,634)
                                        ---------------------------------------------
Balance at December 31, 1998             $(33,954,155)     $(312,500)     $ 4,402,470
                                        =============================================


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS


                                                                                                   Year Ended
                                                                                                   December 31
                                                                                       ----------------------------------
                                                                                          1998                   1997
                                                                                       ------------          ------------
Cash Flows from Operating Activities
Net (loss)                                                                             ($ 5,810,595)         ($ 7,569,793)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                 533,053               472,279
    Loss on disposal of property and equipment                                                8,360                 9,613
    Amortization of debt discount and expenses                                              497,603             1,326,218
    Equity in net income of joint venture                                                   (36,831)               63,722
    Stockholder services credited to additional paid-in-capital                                                     9,364
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                       17,452                21,568
       Accounts receivable from joint venture                                                97,686              (164,494)
       Inventories                                                                          147,138              (183,948)
       Prepaid expenses and other                                                           (68,456)              (30,491)
       Other assets and other deferred charges                                               (7,200)
       Accounts payable                                                                      28,583               (82,485)
       Deferred salaries                                                                    265,091                28,401
       Accrued interest                                                                     128,652                64,360
       Deferred licensing income                                                            777,249
       Other accrued liabilities                                                            (83,746)              110,521
                                                                                       ------------          ------------
          Net cash and cash equivalents (used) in operating activities                   (3,505,961)           (5,925,165)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                   (694,297)           (1,953,782)
Investment in joint ventures                                                               (467,487)           (5,695,283)
Patent costs deferred                                                                       (29,204)             (120,444)
Short term investments - maturities                                                                             2,384,700
                                                                                       ------------          ------------
          Net cash and cash equivalents (used in) investing activities                   (1,190,988)           (5,384,809)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                1,393,647             5,351,763
Net proceeds from issuance of 5% convertible debentures                                      29,000             5,891,189
Net proceeds from exercise of warrants                                                                             47,520
Net proceeds from issuance of 7% Series B convertible preferred stock                     1,900,000
Net proceeds from loan payable                                                              395,025
Advance received on sale of common stock                                                    500,000
Payment of capital lease obligations                                                        (42,691)              (29,328)
                                                                                       ------------          ------------
        Net cash and cash equivalents provided by financing activities                    4,174,981            11,261,144
                                                                                       ------------          ------------
        (Decrease) in cash and cash equivalents                                            (521,968)              (48,830)
        Cash and cash equivalents at beginning of year                                      624,254               673,084
                                                                                       ------------          ------------
        Cash and cash equivalents at end of year                                       $    102,286          $    624,254
                                                                                       ============          ============

Supplemental disclosures of cash flow information
Noncash financing activities:
  Capital lease obligations for property and equipment acquisitions                                          $     91,336
                                                                                                             ============
  Preferred Stock dividends, including amortization of discount
    on 7% Series B convertible preferred stock of $314,286                             $    406,686
                                                                                       ============
  Issuance of common stock for notes receivable                                        $    312,500
                                                                                       ============

Cash paid for:
  Interest                                                                             $    104,039          $    272,025
                                                                                       ============          ============


See accompanying notes.

                                COMPOSITECH LTD.

                          Notes to Financial Statements

                                December 31, 1998


1.   Organization and Basis of Presentation, and Significant Accounting Policies

Organization and Basis of Presentation

Compositech Ltd. (the "Company"), a Delaware corporation, manufactures laminates for printed circuit boards and designs the equipment used to manufacture the laminates.

The Company requires additional funding from financing or other sources to cover operating expenses and planned expenditures for equipment until sufficient revenues are generated to cover such expenses. Management has plans to obtain additional funding (see Note 15). The foregoing conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                             December 31
                                                    ----------------------------
                                                      1998                1997
                                                    --------            --------
         Raw Materials                              $122,577            $225,000
         Finished Goods                               86,800             123,000
         Spare Parts                                  45,407              53,922
                                                    --------            --------
              Total                                 $254,784            $401,922
                                                    ========            ========

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

(Loss) Per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Loss per share is based on the weighted average number of shares of common stock outstanding. The conversion of the Series A Convertible Preferred Stock, par value $3.00 per share (the "Series A Stock"), the 7% Series B Convertible Preferred Stock, par value $0.01 (the "Series B Stock"), the 5% Convertible Debentures (the "Debentures") and outstanding options and warrants into common stock has not been assumed in the calculation of diluted loss per share, as such conversion would be anti-dilutive.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified or adjusted to conform to current year financial statement presentation.

2.   Property and Equipment

                                                                December 31
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
     Production equipment                                $5,774,374   $5,195,823
     Laboratory equipment                                   160,535      160,535
     Furniture, fixtures and equipment                      424,464      422,735
     Leasehold improvements                                 469,555      431,037
     Construction-in-progress                               862,099      343,665
     Equipment under capital leases                         212,106      212,106
                                                         ----------   ----------
                                                          7,903,133    6,765,901
     Less accumulated depreciation and amortization       2,181,918    1,489,229
                                                         ==========   ==========
                                                         $5,721,215   $5,276,672
                                                         ==========   ==========

3.   Investment in Joint Ventures

Canada

On October 16, 1997, the Company formed a 50/50 joint venture with four Quebec institutional investors (collectively, the "Quebec Investors") for the
establishment   of  a  plant  in  the  greater   Montreal  area  to  manufacture
Compositech's laminates. The Quebec Investors are: Societe generale de financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. The project cost is estimated to be approximately $24.5 million with an initial capitalization by the parties of approximately $11 million with the balance to be in debt financing. The Company's $5,426,917 capital investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's common stock at $5.09 per share. The Quebec Investors have an option to sell their 50% interest in the joint venture to the Company for a like number of shares and, under certain circumstances, the Company has an option to purchase the interest for the same number of shares. The plant is planned to start production in late 2000.

The investment in joint venture includes $269,853 in commission and legal costs, incurred by the Company in connection with the negotiation and preparation of the various joint venture agreements which is being amortized on a straight line basis over fifteen years. Accumulated amortization as of December 31, 1998 was $21,750. The Company records its investment in the joint venture using the equity method of accounting. During the years ended December 31, 1998 and 1997, the joint venture incurred net income (loss) of $73,663 and ($127,444), respectively. The 1998 net profit was attributed to the excess of interest income earned on cash balances over actual costs incurred.

During 1998 and 1997, $389,000 and $107,000, respectively, of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements. As of December 31, 1998 (unaudited), the total assets and total liabilities of the joint venture were approximately $9,835,000 and $139,000 respectively. As of December 31, 1997 (unaudited), the total assets and total liabilities of the joint venture were approximately $10,980,000 and $254,000, respectively. The majority of the decrease in the net assets during 1998 is related to an approximate 8% currency exchange rate decrease.

Taiwan

On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Cheng Xin Venture Capital Corp. (formerly Fidelity Venture Capital Corp.) ("Cheng Xin") to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and will receive additional up-front license payments of $1 million upon the achievement of certain milestones. The Company has recorded the license income, net of expenses incurred, as deferred licensing income which it will amortize over the life of the contract. As part of the transaction, the Company received approximately $952,500, net of expenses, in a private placement with the joint venture, and issued 610,868 shares of the Company's common stock, including commissions, and is to issue a like amount of shares to the joint venture for $960,000, net of expenses, within 30 days following approval of the joint venture license by a governmental authority. The Company received an advance payment of $500,000 from the joint venture towards the second half of the stock purchase and reinvested substantially all the proceeds as part of its investment in the joint venture. The Company is awaiting receipt of the remaining balance of approximately $460,000, net of expenses, which is related to the approval of the joint venture license. The Company will receive an approximate 10% interest in the joint venture and royalty payments based on sales. A related letter of intent with Cheng Xin provides for entering into a contract with the Company for it to supply the joint venture with the requisite manufacturing equipment. Licensing income of $64,284 recorded during the year ended December 31, 1998 relates to the joint venture.

4.   Loan Payable

On December 29, 1998, the Company borrowed $438,917 under a credit facility through Credit Bancorp, which was collateralized by approximately 1.7 million shares of the Company's common stock owned by two of the Company's officers. The loan is due in one year and bears interest at the rate of 6.01%, payable quarterly. A default would occur if the Company fails to supplement the collateral or partially repay the loan in the event the collateral falls in value by 25% or more from the value as of the loan date. The Company has an agreement with the two officers to issue replacement shares to them in the event of any liquidation of the collateral by the lender and provide them with registration rights, where necessary.

5.   Long-Term Debt

                                                                              December 31
                                                                  -----------------------------------
                                                                     1998                     1997
                                                                  ----------               ----------
     Notes payable to stockholders due
       January 2, 2000, as amended,
       interest payable semi-annually
       at prime  rate  plus 1 1/2% (9.25% at December 31,
       1998 and 10.0% at December 31, 1997);
       $775,000 collateralized by a second lien on U.S.
       patents and patent applications                            $  850,000               $  850,000

     10% Secured Notes, to stockholders, due
       January 2, 2000, as amended, interest
       payable annually, collateralized by patents,
       patent applications and certain
       production equipment                                          745,000                  745,000

     5% Convertible Debentures, due May 31, 2000,
       interest payable quarterly, net of $ 67,650 (1997)
       of unamortized debt discount, collateralized
       by certain production equipment                                  --                  5,762,350
                                                                  ----------               ----------
                                                                   1,595,000                7,357,350
                                                                  ==========               ==========

From May 28 through August 5, 1997, the Company issued $6,505,000 of Debentures, due May 31, 2000, in a private placement for which the Company received net proceeds of approximately $5,900,000 after the payment of commissions and expenses. Trautman & Company Inc. (formerly Trautman Kramer & Company, Inc.) (the "Placement Agent"), received warrants to buy 182,140 shares of the Company's common stock, at $6.00 per share, as partial compensation in connection with the sale of Debentures. The value of the warrants were estimated at $91,070 and credited to additional paid-in capital. The debt discount resulting from the warrants and the related commissions and expenses were amortized over the life of the debentures.

Based on a SEC pronouncement, due to the difference between the fair market value of the common stock on the dates the Debentures were sold and the earliest discounted conversion price, the Company recognized deferred financing costs of $1,147,940 which was amortized over the periods from issuance to August 26, 1997, the date on which the Debentures first became convertible. Management believes that the proceeds received from the Debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

During November and December 1997, $675,000 face amount of Debentures were converted into 531,290 shares of common stock. During the four months ended April 30, 1998, the remaining balance of the Debentures, with a face amount of $5,830,000, were converted into 4,055,667 shares of common stock.

Interest  and debt  expense  includes  interest of $219,548  (1998) and $316,171
(1997) ) applicable to related parties.

6.   7% Series B Stock

On May 29, 1998, the Company issued 220 shares of 7% Series B Stock at $10,000 per share in a private placement, resulting in net proceeds of approximately $1.9 million.

Holders of the Series B Stock are entitled to dividends on a cumulative basis, payable quarterly in cash or common stock at the option of the Company, except under certain specified conditions which require the payment of dividends in cash. In the event of any voluntary or involuntary liquidation of the Company, holders of the Series B Stock shall be entitled to receive the stated value of $10,000 per share plus all due but unpaid dividends before any distribution or payments are made to holders of the Series A Stock or common stock. The holders of the Series B Stock do not have voting rights except in certain limited circumstances in which their rights, powers or preferences could be adversely affected.

Each share of the Series B Stock is convertible at the option of the holder into shares of the Company's common stock from July 8, 1998 through May 29, 2000, at which time any remaining shares will be automatically converted into common stock. The conversion price for each share of the Series B Stock is the lesser of $3.00 and 87 1/2% of the average five lowest daily trade prices of the Company's common stock during the 20 trading days preceding the conversion date, subject to a floor price of $1.50 per share, subject to decrease in certain circumstances. The Certificate of Designations of the Series B Stock provides for redemption in cash at the Company's option at any time and mandatory redemption at the holder's option under certain circumstances relating to, among others, the maintenance of listing of shares of the Company's common stock on a major exchange. The redemption price would be generally equivalent to the amount obtained if the Series B Stock was converted into common stock at the then existing conversion price.

In addition to a cash commission, the Company issued a warrant to the Placement Agent to purchase 125,000 shares of its common stock at $2.50 per share exercisable until May 29, 2003 as a finder's fee in connection with the foregoing transaction. The Company has estimated that the value of the warrants is not material.

Based on a SEC pronouncement, a portion of the proceeds of the issue representing the discounted conversion feature as measured by the difference between the fair market value of the common stock on the dates the Series B Stock was sold and the earliest discounted conversion price has been allocated to additional paid-in-capital. The discount resulting from the allocation of proceeds has been recorded as an additional dividend of $314,286 which was amortized over the period from issuance to July 8, 1998, the date on which the Series B Stock first became convertible. Management believes that the proceeds received from the Series B Stock and the discount offered on conversion of the Series B Stock is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

7.   Stockholders' Equity

The shares of the Series A Stock are convertible at any time at the option of the stockholder into shares of common stock at the rate (subject to antidilution adjustment) of one-half share of common stock for each share of Series A Stock. Each share will automatically be converted into shares of common stock (at the then applicable conversion rate) upon the consummation of an underwritten public offering covering the sale of common stock with aggregate net proceeds of not less than $10,000,000 with a price per share equal to or greater than $9.00 per share.

The common stock and Series A Stock vote as one class, with each share of common stock being entitled to one vote. Each holder of the Series A Stock is entitled to the number of votes equal to the number of shares of common stock into which a share of the preferred stock could have been converted as of the record date for voting.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock shall be entitled to receive up to $3.00 per share, as adjusted, before any payments are made to the holders of common stock. Each one-half share of common stock would then be entitled to receive $3.00, as adjusted, from the remaining assets of the Company. Any remaining assets will be distributed to the holders of all shares of stock on a pro rata basis.

In November 1998 and December 1998, the Company sold 479,733 shares of its common stock in a private placement, realizing $435,525, net of expenses.

8.   Warrants and Options

Warrants

In May 1997, Trautman & Company Inc., the placement agent, received warrants to buy 182,140 shares of the Company's common stock, at $6.00 per share, as partial compensation in connection with the sale of the Debentures. The warrants are exercisable until May 28, 2002.

In connection with the extension of the maturity date of notes payable to stockholders on September 30, 1997, the Company issued warrants to purchase 30,000 shares of common stock at $5.86 per share. Management estimates the fair value of such warrants is nominal. The warrants are exercisable until September 30, 2002.

In October 1997, the Company issued warrants to buy 29,470 shares of the Company's common stock, at $5.09 per share, as partial compensation for the finder's fee in connection with the signing of the Canadian joint venture agreement. Management estimates the fair value of such warrants is nominal. The warrants are exercisable until October 16, 2001.

In December 1997, in connection with resolving a dispute, the Company issued warrants to buy 36,000 shares of common stock at $3.00 per share. Management estimates the fair value of such warrants is nominal. The warrants are exercisable until August 3, 2000.

In September 1997, warrants to purchase 16,500 shares of the Company's common stock were exercised at an exercise price of $3.00 per share, resulting in proceeds of $ 47,355, net of expenses.

In April 1998, in connection with the final conversion of the Company's 5% Convertible Debentures, the Company issued warrants to Trautman & Company, Inc., the placement agent, to buy 75,000 shares of common stock at $2.6125 per share. Management estimates the fair value of such warrants is nominal. The warrants are exercisable until April 24, 2003.

In October 1998, the Placement Agent exercised a warrant to buy 125,000 shares of common stock at $2.50 per share in exchange for notes receivable, maturing in December 1999.

During  December  1998,  the Company issued 79,356 shares of its common stock to
certain   shareholders  as  compensation  for  advisory   services  rendered  in
connection with the arrangement of a credit facility.

During November and December 1998, in connection with a private placement of its common stock, the Company issued warrants to buy 318,134 shares of common stock at $1.125 per share. Management estimates the fair value of such warrants is nominal. The warrants are exercisable until February 15, 2001. In connection with the same private placement, the Company issued a stock purchase option to buy 600,000 shares of the Company's common stock for $0.90 per share, exercisable until March 18, 1999.

Stock Option Plan

Under the Company's 1988 non-qualified stock option plan, 150,000 shares of common stock may be issued to selected key employees and non-employees, including directors, providing services to the Company. Under the Company's 1994 Stock Award Plan as amended, 1,675,000 shares of common stock may be issued as Incentive Stock Options, non-qualified options or restricted stock to selected key employees or to non-employees, including directors, providing services to the Company. All options granted have ten year terms and vest and become fully exercisable between six months and three years.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rates of 4.72% and 5.52%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of
 .827 and .795; and a weighted-average expected life of the option of six years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information for 1998 and 1997 are as follows:

                                                        1998            1997
                                                    ------------    ------------
     Pro forma net (loss)                           ($6,802,111)    ($7,953,996)
     Pro forma (loss) per share -
         basic and diluted                               ($0.59)         ($1.27)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                    1998                              1997
                                        ------------------------------    ------------------------------

                                                      Weighted-Average                  Weighted-Average
                                          Options      Exercise Price        Options     Exercise Price
                                        ------------- ----------------    ------------- ----------------
     Outstanding-beginning of year           770,490     $    4.16             600,600     $    4.08
     Granted                                 814,100     $    1.57             205,810     $    4.60
     Forfeited                               101,920     $    4.79              35,920     $    5.26
                                        ------------------------------    ------------------------------
     Outstanding - end of year             1,482,670     $    2.70             770,490     $    4.16
                                        ==============================    ==============================

     Exercisable - end of year               611,669     $    3.63             491,528     $    3.94

     Weighted average fair value of
     options granted during the year                     $    1.15                         $    3.32

A summary of options outstanding as of December 31, 1998 follows:


                                                           Weighted Average
                                                              Remaining
                          Options           Options        Contractual Life
     Exercise Price    Outstanding        Exercisable          (Years)
     --------------    -----------        -----------      ----------------
         $1.188           170,000              --              9.71
          1.375           229,000              --              9.06
          1.844           363,600            13,600            9.48
          2.000            37,500            20,500            9.20
          2.375            49,770            49,770            8.93
          2.500           280,500           280,500            7.00
          4.375             3,000             1,000            8.34
          4.750            11,000             3,666            8.27
          5.000           119,800           119,800            3.88
          5.750           218,500           122,833            7.91
                        =========         =========            ====
                        1,482,670           611,669            8.25
                        =========         =========            ====

Included in the total outstanding as of December 31, 1998 are 409,800 options for directors.

The Company has reserved 10,935,732 shares of common stock for conversions of preferred stock and issuances for stock options, warrants, stock purchase option agreements and stock exchange agreements.

9.   Income Taxes

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

At December 31, 1998, the Company has net operating loss carryforwards ("NOL") of approximately $31,164,000 for Federal income tax purposes, expiring at 2003 through 2018. In addition, the Company has research and development credits, targeted job credits and alternative minimum tax credits of approximately $1,140,000 which generally expire through 2013, to offset future taxes. The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses and tax credits in situations where there is a change in ownership, as defined, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. Additionally, because there is a limit on the time during which NOL carryforwards and tax credits may be applied against future taxable income, the Company will not be able to take full advantage of these NOL's when the Company generates taxable income.

As of December 31, 1998, the maximum utilization of the Company's $31.1 million NOL has been calculated to be approximately $21.8 million, due to the aforementioned limitations. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets. The components of the Company's net deferred tax are as follows:

                                                            December 31
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
     Deferred tax assets:
       Deferred salaries                           $    343,000    $    253,000
       Net operating loss carryforwards               7,416,000       8,688,000
       Research and development and other credits     1,140,000       1,121,000
                                                   ------------    ------------
     Total deferred tax assets                        8,899,000      10,062,000
     Less:  valuation allowance                      (8,179,000)     (9,642,000)
                                                   ------------    ------------
     Net deferred tax assets                            720,000         420,000
     Deferred tax liability:
       Tax over book depreciation                      (720,000)       (420,000)
                                                   ============    ============
     Net deferred tax                              $       --      $       --
                                                   ============    ============

10.  Commitments

Operating Leases

At December 31, 1998, future minimum annual rentals for leases with initial or remaining terms in excess of one year are as follows:

                  1999                   $203,000
                  2000                    134,000
                  2001                      9,000
                                         --------
                                         $346,000
                                         ========

The Company leases its plant under a net lease expiring August 31, 2000. The lease is renewable for an additional five years and requires that the Company pay real estate taxes as additional rent.

Rent expense was approximately $247,000 in 1998 and $283,000 in 1997. The foregoing amounts include $38,000 and $79,000, respectively, of real estate taxes paid as additional rent.

Capital Leases

Future minimum lease payments under capital leases for equipment with a net book value of approximately $105,000, included in property and equipment for the years ending December 31, are as follows:

     1999                                                          $53,688
     2000                                                            9,463
                                                                   -------
     Total payments                                                 63,151
     Less: Amount representing interest                              5,485
                                                                   -------

     Present value of minimum lease  payments                      $57,666
                                                                   =======

11.  Officers' Life Insurance

The Company is the owner and beneficiary of insurance policies of $2,000,000 each on the lives of two of its officers for an aggregate of $4,000,000.

12.  Dependence on a Major Supplier

Advanced GlassFiber Yarns LLC (successor to Owens Corning), a major fiberglass manufacturer, has developed and continues to develop and supply products to meet the Company's processing and product requirements. Should this manufacturer not continue supplying the Company's quality and quantity needs, the Company would have to rely on other suppliers, who are presently selling to the Company in small quantities or going through vendor qualification. Such event could have a material adverse effect on the Company's ability to supply customers on a timely basis and could reduce expected sales and increase the costs of manufacture. No assurances can be given that the alternative suppliers will meet the Company's quality and quantity needs on satisfactory terms.

13.  Significant Customers

Customers who individually represent 10% or more of net sales for the respective years are as follows:

                                              Years Ended December 31
                                              -----------------------
                                                 1998       1997
                                                -----       -----
     Teradyne Inc.                              48.2%        4.3%
     HADCO Corporation                          37.4%       74.8%
     Merix Corporation                           2.8%       17.6%


14.  Retirement Plan

The Company established a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code effective January 1, 1998. Participants can make voluntary contributions up to a maximum of 20% of their annual salary. The Company made no matching contributions to the Plan in 1998.

15.  Financing and Subsequent Events

Subsequent to December 31, 1998, the Company issued 1,387,331 shares of common stock upon the conversion of 195 shares of the Company's Series B Stock ($1,950,000 face amount), resulting in increases of common stock of $13,873 and additional paid-in capital of $1,936,127. The shares issued included the applicable 7% dividend, paid in shares of common stock.

During January 1999, the Company authorized warrants to purchase 400,000 shares of the Company's common stock at $1.25 per share, the market price of the stock on the date of authorization, in exchange for consulting services.

Subsequent to December 31, 1998, the Company sold 1,064,568 shares of its common stock, including 600,000 shares of its common stock pursuant to the exercise of a stock purchase option (see Note 8 to the Financial Statements) in a private placement, realizing approximately $1.4 million, net of expenses. In connection with this private placement, the Company issued warrants to buy 505,928 shares of common stock at prices ranging from $1.125 to $2.125 per share.

In March 1999, the Company closed on the first tranche of $500,000 of a $1.5 million term note series, due in six months, payable at maturity in cash or common stock at the Company's option. In connection with this closing, the Company issued warrants to buy 125,000 shares of common stock at $2.372 per share, 110% of the closing bid price of the stock on the date of the initial closing.

In addition to the funds mentioned in the preceding paragraph, the Company plans to obtain additional funding from sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing.

On March 10, 1999, the Board of Directors authorized the issuance of warrants to purchase 25,483 shares of the Company's common stock at $2.50 per share, the market price of the stock on the date of authorization, in consideration of the deferral of the payment of accrued interest as of December 31, 1998 to January 2, 2000. In addition, the Company's officers have agreed to extend the repayment date of their deferred salaries, as of December 31, 1998, to January 2, 2000. As a result of the foregoing, accrued interest-directors/stockholders of $248,948 and deferred salaries-officers of $814,481 as of December 31, 1998 were classified as non current liabilities in the accompanying balance sheet.

At a special meeting held on March 26, 1999, the stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of common stock of the Company from 25,000,000, $0.01 par value, to 50,000,000 shares, $0.01 par value. Holders of record as of February 12, 1999 of the Company's common stock and Series A Convertible Preferred Stock were entitled to notice of, and to vote at, the meeting.