Form 10QSB
period 1999-03-31
COMPOSITECH LTD
filed 1999-05-14
CIK 829764

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

                  For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1999:

            Common Stock $.01 par value                   15,648,694
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

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1999 (unaudited) and
           December 31, 1998...................................................2

         Statements of Operations (unaudited) for the three months
           ended March 31, 1999 and 1998.......................................3

         Statements of Cash Flows (unaudited) for the three months
           ended March 31, 1999 and 1998.......................................4

         Notes to Financial Statements (unaudited).............................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................7

Part II - Other Information
---------------------------

Item 2.  Changes in Securities................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................13

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                         March 31      December 31
                                                                                                           1999            1998
                                                                                                       ------------    ------------
ASSETS                                                                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                                                                $520,592        $102,286
  Accounts receivable trade - net                                                                            23,058          27,273
  Accounts receivable from joint venture                                                                     47,360         103,696
  Inventories                                                                                               247,630         254,784
  Prepaid expenses and other                                                                                252,299         165,827
                                                                                                       ------------    ------------
        Total current assets                                                                              1,090,939         653,866

Property and equipment at cost - net                                                                      5,572,717       5,721,215
Investment in joint ventures - net of accumulated amortization
         of $26,250 (1999) and $8,200 (1998)                                                              5,652,654       5,562,090
Advance payments on construction-in-progress                                                                 16,753          16,753
Deferred debt expense - net of accumulated amortization of $35,247 (1999)                                   149,711         133,728
Other assets and other deferred charges, net of accumulated amortization
       of $60,840 (1999) and $19,256 (1998)                                                                 356,511         151,110
                                                                                                       ------------    ------------
Total assets                                                                                            $12,839,285     $12,238,762
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                         $515,969        $637,861
  Deferred salaries - $853,159 (1999) to  officers                                                        1,038,958         194,739
  Accrued interest - $293,563 (1999) and all (1998) to stockholders                                         295,341           5,880
  Other accrued liabilities                                                                                 420,158         413,982
  Deferred licensing income                                                                                  65,892          64,248
  Loans and notes payable                                                                                   956,417         438,917
  Notes payable to directors/stockholders                                                                 1,595,000
                                                                                                       ------------    ------------
        Total current liabilities                                                                         4,887,735       1,755,627

Non-current liabilities:
  Notes payable to directors/stockholders                                                                                 1,595,000
  Deferred salaries - officers                                                                                              814,481
  Accrued interest - directors/stockholders                                                                                 248,948
  Capital lease obligations                                                                                   1,387           9,235
  Deferred licensing income                                                                                 647,933         713,001
  Advances received on sale of common stock                                                                 500,000         500,000
                                                                                                       ------------    ------------
        Total non-current liabilities                                                                     1,149,320       3,880,665

7% Series B convertible preferred stock, par value $0.01 ; stated value $10,000 per share;
    authorized shares - 220, issued and outstanding shares - 25 (1999) and 220 (1998)                       250,000       2,200,000

Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 3,999,780 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 487,661 (1999) and 550,995 (1998)                                     1,462,983       1,652,985
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 15,643,694 (1999) and 13,150,128 (1998)                                 156,437         131,502
  Additional paid-in capital                                                                             41,276,449      37,436,677
  Cumulative foreign currency translation adjustment                                                       (451,462)       (552,039)
  Deficit                                                                                               (35,592,177)    (33,954,155)
                                                                                                       ------------    ------------
                                                                                                          6,852,230       4,714,970
  Less notes receivable received for issuance of common stock                                              (300,000)       (312,500)
                                                                                                       ------------    ------------
    Total stockholders' equity                                                                            6,552,230       4,402,470
                                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                                              $12,839,285     $12,238,762
                                                                                                       ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                          -------------------------------
                                                                              1999               1998
                                                                          ------------       ------------
Revenues:
  Sales                                                                    $    95,980        $    86,401
  Licensing                                                                     12,590             12,916
                                                                          ------------       ------------
       Total revenues                                                          108,570             99,317

Costs and expenses:
  Manufacturing                                                              1,202,842            960,562
  Selling, general and administrative                                          369,579            292,252
  Research and development                                                      67,386             40,613
                                                                          ------------       ------------

      Total operating expenses                                               1,639,807          1,293,427
                                                                          ------------       ------------

(Loss) from operations                                                      (1,531,237)        (1,194,110)

Other income (expenses):
  Interest income                                                               11,652             16,782
  Interest expense, net of interest capitalized                                (65,590)           (95,479)
  Amortization of debt discount and expenses                                   (42,834)          (308,132)
  Loss on disposal of property and equipment                                                       (8,274)
  Other income (expense)                                                        (4,500)            50,346
                                                                          ------------       ------------
                                                                              (101,272)          (344,757)

                                                                          ------------       ------------
 (Loss) from operations before equity in operations of joint venture        (1,632,509)        (1,538,867)

Equity in operations of joint venture                                           (5,513)            40,879
                                                                          ------------       ------------
   Net (loss)                                                               (1,638,022)        (1,497,988)

Preferred stock dividends                                                       11,851
                                                                          ------------       ------------
   (Loss) attributable to common stockholders                              ($1,649,873)       ($1,497,988)
                                                                          ============       ============

(Loss) per common share - basic and diluted                                     ($0.11)            ($0.16)
                                                                          ============       ============

Shares used in computing (loss) per common share                            14,627,528          9,176,650
                                                                          ============       ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                     -----------------------------
                                                                                         1999              1998
                                                                                     -----------       -----------
Cash Flows from Operating Activities
Net (loss)                                                                           ($1,638,022)      ($1,497,988)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                              268,638           176,495
    Loss on disposal of property and equipment                                                               8,274
    Amortization of debt discount and expenses                                            48,604           308,132
    Equity in net income of joint venture                                                  5,513           (40,879)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                     4,215           (13,440)
       Accounts receivable from joint venture                                            (57,232)           82,259
       Inventories                                                                         7,154            24,001
       Prepaid expenses and other                                                         27,096           (83,739)
       Other assets and other deferred charges                                            16,500
       Accounts payable                                                                 (121,892)         (271,421)
       Deferred salaries                                                                  29,738           112,691
       Accrued interest                                                                   40,513            26,544
       Deferred licensing income                                                         (63,424)          917,084
       Other accrued liabilities                                                          83,701             2,175
                                                                                     -----------       -----------
          Net cash and cash equivalents (used) in operating activities                (1,348,898)         (249,812)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                 (81,644)         (178,159)
Patent costs deferred                                                                    (10,113)
                                                                                     -----------       -----------
          Net cash and cash equivalents (used in) investing activities                   (91,757)         (178,159)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                             1,406,308           952,500
Net proceeds from loans and notes payable                                                460,501
Payment of capital lease obligations                                                      (7,848)          (10,954)
                                                                                     -----------       -----------
        Net cash and cash equivalents provided by financing activities                 1,858,961           941,546
                                                                                     -----------       -----------
        (Decrease) in cash and cash equivalents                                          418,306           513,575
        Cash and cash equivalents at beginning of period                                 102,286           624,254
                                                                                     -----------       -----------
        Cash and cash equivalents at end of period                                      $520,592        $1,137,829
                                                                                     ===========       ===========

Supplemental disclosures of cash flow information
 Noncash financing activities:
 Preferred Stock dividends  on 7% Series B convertible preferred stock                   $11,851
                                                                                     ===========
 Issuance of common stock as compensation for bridge financing                           $12,500
                                                                                     ===========

Cash paid for:
  Interest                                                                               $26,232           $68,934
                                                                                     ===========       ===========

See accompanying notes.

                                COMPOSITECH LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1999

Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Reclassifications

     Certain reclassifications have been made to the financial statements for the three months ended March 31, 1998 to conform to presentations for the three months ended March 31, 1999.

Note 2 - Common Stock Issuances and Stock Options

     During January 1999, pursuant to Compositech's Amended and Restated Stock Award Plan (the "Award Plan"), the Company granted to a new employee options to purchase 10,000 shares of common stock at $1.406 per share, the market value on the date of the grant.

     During January 1999, pursuant to the Award Plan, the Company issued stock awards of 17,395 shares of its common stock to its non-employee directors, vesting on a quarterly basis, as payment of the annual $10,000 per year, per director, retainer approved by the Board of Directors on January 22, 1999. The number of shares was determined using a price of $2.875, the market price on the date approved by the Board of Directors.

     During March 1999, pursuant to the Award Plan, the Company granted to selected officers and employees options to purchase 97,189 shares of common stock at $2.50 per share, the market price on the date of the grant, in recognition of the continued deferral of certain deferred salaries.

     In the three months ended March 31, 1999, 63,334 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 31,667 shares of common stock, resulting in a decrease in stockholders' equity relating to Series A convertible preferred stock of $190,002, an increase in stockholders' equity relating to common stock of $317 and an increase in additional paid-in capital of $189,685.

     During the three months ended March 31, 1999, the Company issued 1,387,331 shares of common stock upon the conversion of 195 shares of the Company's 7% Series B convertible preferred stock ($1,950,000 face amount), resulting in an increase in stockholders' equity relating to common stock of $13,873 and an increase in additional paid-in capital of $1,936,127. The shares issued included an accrued 7% dividend, paid in shares of common stock.

     During the three months ended March 31, 1999, the Company sold 1,074,568 shares of its common stock, including 600,000 shares of its common stock issued as a result of the exercise of a stock purchase option, in a private placement, realizing approximately $1.4 million, net of expenses. In connection with this private placement, the Company issued warrants to purchase 505,928 shares of common stock at prices ranging from $1.125 to $2.125 per share.

Note 3 - Loan and Note Payable

     In January 1999, the Company borrowed an additional $17,500, bringing the total amount borrowed to $456,417, under the credit facility through Credit Bancorp, which is collateralized by approximately 1.7 million shares of the Company's common stock loaned to the Company by two of the Company's officers. The loan is due on December 29, 1999 and bears interest at the rate of one percent above the LIBOR rate (currently 6.25%), payable quarterly.

     A default would occur if the Company fails to supplement the collateral or partially repay the loan in the event the collateral falls in value by 25% or more from the value as of the loan date. The Company has agreed with the two officers to issue replacement shares to them in the event of any liquidation of the collateral by the lender and provide them with registration rights, where necessary.

     In March 1999, the Company closed on the first tranche of $500,000 of a $1.5 million term note series, due on September 12, 1999, payable at maturity in cash or common stock at the Company's option, collateralized by certain equipment. In connection with this closing, the Company issued warrants to purchase 125,000 shares of common stock at $2.372 per share, 110% of the closing bid price of the stock on the date of the closing. The warrants are exercisable until March 16, 2004. The fair market value of the warrants has been estimated at $73,267 which is being amortized over the term of the note.

Note 4 - Subsequent Events

     In April 1999, the Company closed on the second tranche of $430,000 of the $1.5 million term note series, due on October 18, 1999, payable at maturity in cash or common stock at the Company's option, collateralized by certain equipment. In connection with this closing, the Company issued warrants to purchase 107,500 shares of common stock at $2.647 per share, 110% of the closing bid price of the stock on the date of the closing. The warrants are exercisable until April 21, 2004. The fair market value of the warrants has been estimated at $88,688 which is being amortized over the term of the note.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, in addition to the discussions below, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and the risk factors listed therein.

Overview

     The Company manufactures copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. During 1997 and 1998, the Company produced and sold its laminates in limited quantities through a highly focused sales effort to gain production experience and product performance data. However, this highly focused sales effort left the Company vulnerable to order volatility. Throughout 1997 and 1998, and continuing through the first quarter of 1999, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. Production ramp up issues, coupled with order volatility, led to a slower than expected expansion in production capacity. The Company continues to work on and is making progress on solving issues with process enhancements and contamination which affect finished goods' yields and production efficiencies.

Results of Operations

     Sales of laminates increased to $95,980 for the three months ended March 31, 1999 from $86,401 for the three months ended March 31,1998. Sales for the first quarter of 1999 were below the Company's expectations due primarily to a delay in the completion of a long term supply agreement.

     Research and development expenses increased to $67,386 for the three months ended March 31, 1999 from $40,613 for the three months ended March 31, 1998, reflecting the company's increased development efforts on improving manufacturing methods.

     Manufacturing expenses increased to $1,202,842 for the three month period ended March 31, 1999 from $960,562 for the three months ended March 31, 1998, reflecting the higher levels of direct expenditures related to process enhancements and improvements to process reliability as well as the addition of manufacturing management personnel and related expenses, as compared to the first quarter of the previous year.

     Selling, general and administrative expenses increased to $369,579 for the three months ended March 31, 1999 from $292,252 for the three months ended March 31, 1998. Increases in payroll related costs in connection with the hiring of a new chief executive officer and technical director were partially offset by a decrease in recruitment costs which was related to the search for a new chief executive officer. Other increases were experienced in travel and sales promotion costs, including the costs of an industry trade show in March of 1999. Professional fees and investor relations expense increased by approximately $52,000, due primarily to higher financial public relations costs, which included the amortization of approximately $31,000 of the estimated fair market value of warrants given to a consulting firm in exchange for public relations services for the calendar year 1999. During the first quarter of 1998 and 1999, approximately $112,000 of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements.

     Interest expense decreased to $65,590 for the three months ended March 31, 1999 from $95,479 for the three months ended March 31, 1998. The decrease is related to the borrowing cost of the 5% convertible debentures, which were fully converted by April 1998, which was not present in the first quarter of 1999. Amortization of debt discount and expenses decreased to $42,834 for the three months ended March 31, 1999 from $308,132 for the three months ended March 31, 1998. The 1998 period reflected the high amortization of costs associated with the 5% convertible debentures, including accelerated amortization of $263,257 as a result of debenture conversions during the three months ended March 31, 1998.

     Other expense increased to $4,500 for the three months ended March 31, 1999 from ($50,346) for the three months ended March 31, 1998. The first quarter of 1998 included a property tax refund applicable to prior fiscal periods as well as adjustments of prior period professional fee charges, both of which were not present in the 1999 period.

     The equity in the operations of the Canadian joint venture decreased to a loss of $5,513, for the three months ended March 31, 1999, from a profit of $40,879 for the three months ended March 31, 1998. These amounts represent the Company's 50% share of the net profit or loss of the joint venture. The first quarter 1998 profit resulted from a cumulative adjustment of interest income recorded by the joint venture on its short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $1,638,022 for the three months ended March 31, 1999 compared with $1,497,988 for the three months ended March 31, 1998. The increased loss was attributable primarily to the lower than expected sales revenues and the increase in manufacturing and process development expenses, offset partially by a reduction in the amortization of debt discount and expenses, a non-cash item.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1998 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1999. As of March 31, 1999, the Company had approximately $521,000 of available cash resources. In April 1999, the Company closed on the second tranche of $430,000 of the $1.5 million term note series, due on October 18, 1999, payable at maturity in cash or common stock at the Company's option. There is an additional amount available on the term note series of $570,000. However, the Company will require additional funding to cover current operations and to fund additional production equipment purchases, which will require at least $450,000 per month based on current levels of production and sales, until revenues from operations are sufficient.

     Current liabilities include approximately $853,000 in deferred salaries due to officers, accrued interest of approximately $293,000 due to stockholders and notes payable of $1,495,000 due to officers/directors, all of which are currently due on or after January 2, 2000 and whose due dates have historically been extended in the event the Company does not have the available cash resources to repay on the scheduled due dates.

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


Three  Months  Ended March 31, 1999  Compared  with Three Months Ended March 31,
1998

     Net cash and cash equivalents used in operating activities increased to $1,348,898 for the three months ended March 31, 1999 from $249,812 for the three months ended March 31, 1998. Licensing fees received in cash from the Taiwan joint venture totaling $930,000, net of expenses, was the primary source of funds provided by operating activities for the three months ended March 31, 1998, with $917,084 deferred to future periods for financial reporting purposes. The increases in manufacturing and process development expenses, accounted for a significant portion of the remainder of the increase in cash used in operating activities. Increases in deferred salaries, accrued interest and expenses for this same period were offset by a decrease in accounts payable and an increase in accounts receivable due from the Canadian joint venture.

     Net cash and cash equivalents used in investing activity decreased to $91,757 for the three months ended March 31, 1999, compared with $178,159 for the three months ended March 31, 1998. Increases in deferred patent costs were more than offset by a decrease in capital expenditures for property and equipment, which included advance payments on construction-in-progress.

     Cash flows from financing activities increased to $1,858,961 for the three months ended March 31, 1999, from $941,546 for the three months ended March 31, 1998. The primary sources of the funds, net of expenses, provided by financing activities in the first quarter of 1999 were the private placement of the Company's common stock, totaling $1,406,308 and the closing of the first tranche of the term notes series, totaling $430,000. The sale of stock to the Taiwanese joint venture, net of expenses, accounted for $952,500 of funds provided by financing activities in the first quarter of 1998, reduced by the payment of capital lease obligations of $10,954.

Part II - Other Information

Item 2.  Changes in Securities

     (c)  Recent Sales of Unregistered Securities.

     During the three months ended March 31, 1999, the Company sold 1,074,568 shares of its common stock and warrants to purchase 163,897 shares of common stock at prices ranging from $1.125 per share to $2.125 per share, exercisable until February 15, 2001, to certain accredited investors in a private placement, for an aggregate offering of $1,535,934.

     In connection with the private placement, Trautman & Company, Inc., a placement agent, received cash commissions of $106,875 and warrants to purchase 338,361 shares of common stock at exercise prices ranging from $1.125 per share to $2.125 per share, exercisable until February 15, 2001, and Sovereign Capital Advisors, LLC, a placement agent, received cash commissions of $14,000 and warrants to purchase 1,843 shares of common stock for $2.035 per share and warrants to purchase 1,827 shares of common stock for $2.053 per share, exercisable until February 15, 2001.

     The sales of the shares of common stock and warrants in the private placement were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

     The following warrants were issued in reliance upon the exemption from registration under the Securities Act provided in section 4(2) thereof as transactions not involving a public offering :

     (a) On January 13, 1999, the Company issued warrants to purchase 300,000 shares of its common stock for $1.25 per share, the market price the date of the issuance, exercisable until January 13, 2004, to Boca Investments, in exchange for financial public relations services to be rendered to the Company over a twelve-month period commencing January 13, 1999. In connection with this transaction, Trautman and Company, Inc. received warrants to purchase 100,000 shares, as a commission, under the identical terms.

     (b) On March 10, 1999, the Company issued warrants to purchase 25,483 shares of its common stock for $2.50 per share, exercisable until March 10, 2004, to certain officers, directors and stockholders of the Company who are holders of notes payable, in exchange for an extension of the payment of the accrued interest, as of December 31, 1998, until January 2, 2000.

     (c) On March 16, 1999, in connection with the closing of the initial tranche of a $1.5 million term note series, the Company issued warrants to purchase:

               (i) 100,000 shares of its Common Stock for $2.372 per share, exercisable until March 16, 2004 as investor warrants to SovCap Equity Partners, Ltd; and

               (ii) 25,000  shares of its  Common  Stock for  $2.372  per share, exercisable until March 16, 2004 as compensation warrants to Sovereign Capital Advisors, LLC, the placement agent.

Item 4. Submission of Matters to a Vote of Security Holders

     At a special meeting of stockholders held on March 26, 1999, the stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of common stock of the Company from 25,000,000, $0.01 par value, to 50,000,000 shares, $0.01 par value. Holders of record as of February 12, 1999 of the Company's common stock and Series A Convertible Preferred Stock were entitled to notice of, and to vote at, the meeting.

     The results of the voting was as follows:

           For                                                   13,549,277
                                                                 ==========

           Against                                                  275,672
           Abstain                                                   31,500
           Non-votes                                              1,213,254
                                                                 ----------
                Total counted as Against                          1,520,426
                                                                 ==========


     Item 6. Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

     None

     All other items required in Part II have been filed previously or are not applicable for the quarter ended March 31, 1999.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMPOSITECH LTD.


Dated: May 14, 1999                       /s/ Samuel S. Gross
                                          --------------------------------
                                          Executive Vice President and
                                          Treasurer (Principal Accounting
                                          Officer and officer duly authorized
                                          to sign this report on behalf of
                                          the registrant)