Form 10QSB
period 1999-06-30
COMPOSITECH LTD
filed 1999-08-16
CIK 829764

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

                  For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1999:

Common Stock $.01 par value                                       16,686,563
---------------------------                                    ----------------
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

         Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998..........2

         Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 1999 and 1998.....................................3

         Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 1999 and 1998.............................................4

         Notes to Financial Statements (unaudited).....................................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................8

Part II - Other Information

Item 2.  Changes in Securities........................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..........................13

Item 6.  Exhibits and Reports on Form 8-K.............................................14

Signature.............................................................................15

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                     June 30       December 31
                                                                                                      1999            1998
                                                                                                  ------------    ------------
ASSETS                                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                                       $    176,820    $    102,286
  Accounts receivable trade - net                                                                       79,858          27,273
  Accounts receivable from joint venture                                                               142,038         103,696
  Inventories                                                                                          225,159         254,784
  Prepaid expenses and other                                                                           220,940         165,827
                                                                                                  ------------    ------------
        Total current assets                                                                           844,815         653,866

Property and equipment at cost - net                                                                 5,505,950       5,721,215
Investment in joint ventures - net of accumulated amortization
         of $30,750 (1999) and $21,750 (1998)                                                        5,721,818       5,562,090
Advance payments on construction-in-progress                                                                            16,753
Deferred debt expense - net of accumulated amortization of $132,298 (1999)                             157,001         133,728
Other assets and other deferred charges, net of accumulated amortization
       of $204,738 (1999) and $19,256 (1998)                                                           493,324         151,110
                                                                                                  ------------    ------------
Total assets                                                                                      $ 12,722,908    $ 12,238,762
                                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                                $    819,756    $    637,861
  Deferred salaries                                                                                    173,287         194,739
  Accrued interest - all (1998) to stockholders                                                         13,440           5,880
  Other accrued liabilities                                                                            525,141         413,982
  Deferred licensing income                                                                             65,460          64,248
  Loans and notes payable                                                                            1,386,417         438,917
  Notes payable to directors/stockholders                                                               50,000
                                                                                                  ------------    ------------
        Total current liabilities                                                                    3,033,501       1,755,627

Non-current liabilities:
  Notes payable to directors/stockholders                                                            1,540,833       1,595,000
  Deferred salaries - officers/directors                                                               879,385         814,481
  Accrued interest - directors/stockholders                                                            341,502         248,948
  Capital lease obligations                                                                                              9,235
  Deferred licensing income                                                                            627,370         713,001
  Advances received on sale of common stock                                                            500,000         500,000
                                                                                                  ------------    ------------
        Total non-current liabilities                                                                3,889,090       3,880,665


7% Series B convertible preferred stock, par value $0.01 ; stated value $10,000 per share;
    authorized shares - 220, issued and outstanding shares - none (1999) and 220 (1998)                              2,200,000

Commitments

Stockholders'  equity :
  Undesignated preferred stock; authorized 3,999,780 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 477,661 (1999) and 550,995 (1998)                                1,432,983       1,652,985
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 16,307,072 (1999) and 13,150,128 (1998)                            163,071         131,502
  Additional paid-in capital                                                                        42,509,551      37,436,677
  Cumulative foreign currency translation adjustment                                                  (336,097)       (552,039)
  Deficit                                                                                          (37,686,691)    (33,954,155)
                                                                                                  ------------    ------------
                                                                                                     6,082,817       4,714,970
  Less notes receivable received for issuance of common stock                                         (282,500)       (312,500)
                                                                                                  ------------    ------------
    Total stockholders' equity                                                                       5,800,317       4,402,470
                                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                                        $ 12,722,908    $ 12,238,762
                                                                                                  ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30                        June 30
                                                                       ----------------------------    ----------------------------
                                                                           1999            1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
Revenues:
  Sales                                                                    $119,985         $75,752        $215,965        $162,153
  Licensing                                                                  15,861          18,660          28,451          31,576
                                                                       ------------    ------------    ------------    ------------
       Total revenues                                                       135,846          94,412         244,416         193,729

Costs and expenses:
  Manufacturing                                                           1,370,465       1,055,002       2,573,307       2,015,564
  Selling, general and administrative                                       418,924         330,762         788,503         623,014
  Research and development                                                   80,421          25,297         147,807          65,910
                                                                       ------------    ------------    ------------    ------------
      Total operating expenses                                            1,869,810       1,411,061       3,509,617       2,704,488
                                                                       ------------    ------------    ------------    ------------
(Loss) from operations                                                   (1,733,964)     (1,316,649)     (3,265,201)     (2,510,759)

Other income (expenses):
  Interest income                                                             8,927          14,178          20,579          30,960
  Interest expense, net of interest capitalized                             (51,930)        (51,681)       (117,520)       (147,160)
  Amortization of debt discount and expenses                               (194,468)       (189,471)       (237,302)       (497,603)
  Loss on disposal of property and equipment                                                    (86)                         (8,360)
  Other income (expense)                                                    (81,378)          5,450         (85,878)         55,796
                                                                       ------------    ------------    ------------    ------------
                                                                           (318,849)       (221,610)       (420,121)       (566,367)
                                                                       ------------    ------------    ------------    ------------
(Loss) from operations before equity in operations of joint venture      (2,052,813)     (1,538,259)     (3,685,322)     (3,077,126)

Equity in operations of joint venture                                       (41,701)         10,368         (47,214)         51,247
                                                                       ------------    ------------    ------------    ------------
   Net (loss)                                                            (2,094,514)     (1,527,891)     (3,732,536)     (3,025,879)

Preferred stock dividends                                                     3,841         265,118          15,692         265,118
                                                                       ------------    ------------    ------------    ------------
   (Loss) attributable to common stockholders                           ($2,098,355)    ($1,793,009)    ($3,748,228)    ($3,290,997)
                                                                       ============    ============    ============    ============

(Loss) per common share - basic and diluted                                  ($0.13)         ($0.15)         ($0.25)         ($0.31)
                                                                       ============    ============    ============    ============

Shares used in computing (loss) per common share                         15,786,991      12,054,898      15,210,462      10,623,725
                                                                       ============    ============    ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six Months Ended
                                                                                   June 30
                                                                         --------------------------
                                                                             1999           1998
                                                                         -----------    -----------
Cash Flows from Operating Activities
Net (loss)                                                               ($3,732,536)   ($3,025,879)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                  555,553        349,432
    Loss on disposal of property and equipment                                                8,360
    Amortization of debt discount and expenses                               237,302        497,603
    Equity in net (income) loss of joint venture                              47,214        (51,247)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                       (52,585)        13,696
       Accounts receivable from joint venture                                (38,342)        71,658
       Inventories                                                            29,625         31,425
       Prepaid expenses and other                                            (54,613)        (4,724)
       Other assets and other deferred charges                                29,156
       Accounts payable                                                      181,895       (299,269)
       Deferred salaries                                                      43,452        171,462
       Accrued interest                                                      100,114         55,508
       Deferred licensing income                                             (84,419)       877,808
       Other accrued liabilities                                             209,956         63,498
                                                                         -----------    -----------
          Net cash and cash equivalents (used) in operating activities    (2,528,228)    (1,240,669)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                    (234,559)      (487,689)
Investment in joint ventures                                                                 (1,487)
Patent costs deferred                                                         (6,947)        (7,929)
                                                                         -----------    -----------
          Net cash and cash equivalents (used in) investing activities      (241,506)      (497,105)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                 2,070,535        987,120
Net proceeds from exercise of warrants                                         1,282
Net proceeds from issuance of 7% Series B convertible preferred stock                     1,900,000
Net proceeds from loans and notes payable                                    992,250
Payment of capital lease obligations                                         (15,632)       (21,415)
Payment of loans and notes payable                                          (204,167)
                                                                         -----------    -----------
        Net cash and cash equivalents provided by financing activities     2,844,268      2,865,705
                                                                         -----------    -----------
        Increase in cash and cash equivalents                                 74,534      1,127,931
        Cash and cash equivalents at beginning of period                     102,286        624,254
                                                                         -----------    -----------
        Cash and cash equivalents at end of period                       $   176,820    $ 1,752,185
                                                                         ===========    ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Preferred Stock dividends on 7% Series B convertible preferred stock   $    15,692
                                                                         ===========
  Issuance of common stock as compensation for bridge financing          $    30,000    $   265,118
                                                                         ===========    ===========

Cash paid for:
  Interest                                                               $    36,498    $    92,390
                                                                         ===========    ===========


See accompanying notes.

                                COMPOSITECH LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1999

Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Reclassifications

     Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 1998 to conform to presentations for the three months and six months ended June 30, 1999.

Note 2 - Common Stock Issuances and Stock Options

     During the six months ended June 30, 1999, pursuant to Compositech's Amended and Restated Stock Award Plan (the "Award Plan"), the Company granted to selected officers and employees options to purchase 137,189 shares of common stock at prices ranging from $1.406 per share to $2.50 per share, the market value of the common stock on the date of the grant.

     During the six months ended June 30, 1999, pursuant to the Award Plan, the Company issued stock awards of 19,424 shares of its common stock to its non-employee directors, vesting on a quarterly basis, as payment of the annual $10,000 per year, per director, retainer approved by the Board of Directors on January 22, 1999. The number of shares was determined using a price of $2.875, the market value of the common stock on the date approved by the Board of Directors.

     During the six months ended June 30, 1999, 73,334 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 36,667 shares of common stock, resulting in a decrease in stockholders' equity relating to Series A convertible preferred stock of $220,002, an increase in stockholders' equity relating to common stock of $367 and an increase in additional paid-in capital of $219,635.

     During the six months ended June 30, 1999, the Company issued 1,500,142 shares of common stock upon the conversion of all 220 shares of the Company's 7% Series B convertible preferred stock ($2,200,000 face amount), resulting in an increase in stockholders' equity relating to common stock of $15,001 and an increase in additional paid-in capital of $2,184,999. The shares issued included an accrued 7% dividend, paid in shares of common stock.

     During the six months ended June 30, 1999, the Company sold 1,544,088 shares of its common stock, including 600,000 shares of its common stock issued as a result of the exercise of a stock purchase option, in a private placement, realizing approximately $2.1 million, net of expenses. In connection with this private placement, the Company issued warrants to purchase 648,308 shares of common stock at prices ranging from $1.125 to $2.125 per share.

     During June 1999, warrants to purchase 2,250 shares of the Company's common stock were exercised at $1.125 per share, resulting in proceeds of $2,531.

Note 3 - Loans and Notes Payable

     In January 1999, the Company borrowed an additional $17,500, bringing the total amount borrowed to $456,417, under the credit facility through Credit Bancorp, which is collateralized by approximately 1.7 million shares of the Company's common stock loaned to the Company by two of the Company's directors. The loan is due on December 29, 1999 and bears interest at the rate of one percent above the one year LIBOR rate (currently 6.84%), payable quarterly. A default would occur if the Company fails to supplement the collateral or partially repay the loan in the event the collateral falls in value by 25% or more from the value as of the loan date. The Company has agreed with the two directors to issue replacement shares to them in the event of any liquidation of the collateral by the lender and provide them with registration rights, where necessary.

     In March 1999, the Company closed on the first tranche of $500,000, of a $1.4 million term note series, which tranche is due on September 12, 1999, payable at maturity in cash or common stock at the Company's option, collateralized by certain equipment. In connection with this closing, the Company issued warrants to purchase 125,000 shares of common stock at $2.372 per share, 110% of the closing bid price of the stock on the date of the closing. The warrants are exercisable until March 16, 2004. The fair market value of the warrants has been estimated at $73,267 which is being amortized over the term of the note. In April 1999, the Company closed on the second tranche of $430,000 of the $1.4 million term note series, which tranche is due on October 18, 1999, payable at maturity in cash or common stock at the Company's option, collateralized by certain equipment. In connection with this closing, the Company issued warrants to purchase 107,500 shares of common stock at $2.647 per share, 110% of the closing bid price of the stock on the date of the closing. The warrants are exercisable until April 21, 2004. The fair market value of the warrants has been estimated at $88,688 which is being amortized over the term of the note.

     As part of a Retirement and Consulting Agreement entered into on May 28, 1999, between the Company and Fred E. Klimpl, the Company's former Vice-Chairman, the Company has agreed to make payments at the rate of $50,000 per annum to Mr. Klimpl which will initially repay the $150,000 in loans due to Mr. Klimpl, followed in order by an agreed upon severance payment and deferred compensation owed to Mr. Klimpl.

Note 4 - Subsequent Events

     During July 1999, the Company sold 100,000 shares of its common stock in a private placement, realizing approximately $200,000, net of expenses. In connection with this private placement, the Company issued warrants to purchase 40,000 shares of common stock at an exercise price of $2.25 per share.

     In July 1999, the Company closed on the third and final tranche of $450,000 of the $1.4 million term note series, which tranche is due on January 24, 2000, payable at maturity in cash or common stock at the Company's option, collateralized by certain equipment. In connection with this closing, the Company issued warrants to purchase 112,500 shares of common stock at $2.131 per share, 110% of the closing bid price of the stock on the date of the closing. The warrants are exercisable until July 28, 2004. The fair market value of the warrants has been estimated at $62,635 which will be amortized over the term of the note.

     In August 1999, the Company obtained extensions on the due dates, to April 2, 2001, on $1,445,000 of loans and notes payable to stockholders and officers/directors, $879,385 of deferred salaries due to officers and $341,502 in accrued interest due to officers, stockholders and directors. In exchange for the extension of due dates on the notes and loans payable, and the accruable interest as of December 31, 1999, the Company issued warrants to purchase 185,137 shares of common stock at an exercise price per share still to be determined. The foregoing amounts have been reclassified as non-current liabilities, as of June 30, 1999, in the accompanying balance sheet.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, in addition to the discussions below, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and Amendment No. 2 to its Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on June 15, 1999 and the risk factors listed therein.

Overview

     The Company manufactures copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. During 1997 and 1998, the Company produced and sold its laminates in limited quantities through a highly focused sales effort to gain production experience and product performance data. However, this highly focused sales effort left the Company vulnerable to order volatility. Throughout 1997 and 1998, and continuing through the first half of 1999, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. Production ramp up issues, defective incoming raw materials, necessitating a change in vendors, coupled with order volatility, led to a slower than expected expansion in production capacity. The Company continues to work on and is making progress on solving issues with incoming raw materials, process enhancements and contamination which affect manufacturing yields and production efficiencies.

     In April 1999, the Company announced that Sun Microsystems, Inc. and Praegitzer Industries Inc. have approved the use of Compositech's CL200+ filament wound laminates in the manufacture of printed circuit boards utilized by those companies.

     In June 1999, the Company announced the signing of a supply and joint product development agreement with Teradyne, Inc.'s Connection Systems Division. The electronic materials supply agreement, which is renewable, provides for a minimum annual purchase commitment for the first year, a joint development program for high performance laminates and documentation of CL200+ performance in a high volume backplane manufacturing environment.

Results of Operations

     Sales of laminates increased to $119,985 for the three months ended June 30, 1999 from $75,752 for the three months ended June 30,1998 and to $215,965 for the six months ended June 30, 1999 from $162,153 for the six months ended June 30, 1998. Sales for the second quarter of 1999 included a small amount of the initial order under the supply agreement with Teradyne. Sales for July 1999 were approximately $76,000 and the order backlog in mid-August 1999 was approximately $150,000.

     Research and development expenses increased to $80,421 for the three months ended June 30, 1999 from $25,297 for the three months ended June 30, 1998 and to $147,807 for the six months ended June 30, 1999 from $65,910 for the six months ended June 30, 1998, reflecting the company's increased development efforts on improved manufacturing methods.

     Manufacturing expenses increased to $1,370,465 for the three months ended June 30, 1999 from $1,055,002 for the three months ended June 30, 1998 and to $2,573,307 for the six months ended June 30, 1999 from $2,015,564 for the six months ended June 30, 1998, reflecting the higher levels of direct expenditures related to the increased level of sales and manufacturing activity, process enhancements and improvements to process reliability as well as the addition of manufacturing personnel and related expenses, in anticipation of increased sales.

     Selling, general and administrative expenses increased to $418,924 for the three months ended June 30, 1999 from $330,762 for the three months ended June 30, 1998 and to $788,503 for the six months ended June 30, 1999 from $623,014 for the six months ended June 30, 1998. Increases in payroll related costs in connection with the new chief executive officer, technical director and West Coast sales manager were partially offset by a decrease in recruitment costs. Other increases were experienced in travel and sales promotion costs, including the costs of an industry trade show in March of 1999. Professional fees, consulting costs and investor relations expense increased by approximately $118,000 due primarily to higher financial public relations costs, which included the amortization of approximately $67,000 of the estimated fair market value of warrants given to a consulting firm in exchange for public relations services for the calendar year 1999. During the first half of 1999, approximately $243,000 of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements, compared with $214,000 of charges in the six months ended June 30, 1998.

     Interest expense decreased to $117,520 for the six months ended June 30, 1999 from $147,160 for the six months ended June 30, 1998. The decrease is related to the borrowing cost of the 5% convertible debentures, which were fully converted by April 1998, which was not present in the first half of 1999. Amortization of debt discount and expenses increased to $194,468 for the three months ended June 30, 1999 from $189,471 for the three months ended June 30, 1998, but decreased to $237,302 for the six months ended June 30, 1999 from $497,603 for the six months ended June 30, 1998. The expense for the six months ended June 30, 1999 includes $209,503 of amortization of expenses and warrants granted in connection with the $1.4 million term note series. The 1998 period reflected the amortization of costs associated with the 5% convertible debentures, including accelerated amortization of $473,325 as a result of debenture conversions during the four months ended April 30, 1998.

     Other expense increased to $81,378 for the three months ended June 30, 1999 from ($5,450) for the three months ended June 30, 1998 and to $85,878 for the six months ended June 30, 1999 from ($55,796) for the six months ended June 30, 1998. The three and six-month periods ended June 30, 1999 include a provision of approximately $74,000 related to severance pay due to a former officer. The first half of 1998 included a property tax refund applicable to prior fiscal periods as well as adjustments of prior period professional fee charges, both of which were not present in the 1999 period.

     The equity in the operations of the Canadian joint venture decreased to a loss of $41,701 for the three months ended June 30, 1999, from a profit of $10,368 for the three months ended June 30, 1998 and to a loss of $47,214 for the six months ended June 30, 1999 from a profit of $51,247 for the six months ended June 30, 1998. These amounts represent the Company's 50% share of the net profit or loss of the joint venture. The loss recognized in the first half of 1999 reflects the higher level of pre-opening costs incurred by the joint venture. The first half 1998 profit resulted from a cumulative adjustment of interest income recorded by the joint venture on its short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $2,094,514 for the three months ended June 30, 1999 compared with $1,527,891 for the three months ended June 30, 1998 and a net loss of $3,732,536 for the six months ended June 30, 1999 compared with $3,025,879 for the six months ended June 30, 1998. The net loss included non-cash items of $523,084 for the 1999 three-month period, $352,126 for the 1998 three-month period, $840,069 for the 1999 six-month period and $804,148 for the 1998 six-month period. The increased loss was attributable primarily to the increases in manufacturing, process development and selling and administrative expenses.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1998 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1999. As of June 30, 1999, the Company had approximately $177,000 of available cash resources. In July 1999, the Company closed on the third and final tranche of $450,000 of the $1.4 million term note series, which tranche is due on January 24, 2000, payable at maturity in cash or common stock at the Company's option. However, the Company will require additional funding to cover current operations and to fund additional production equipment purchases, which will require an average of $500,000 per month based on projected levels of production, sales and capital expenditure requirements, until revenues from operations are sufficient.

     The Company is negotiating currently for additional funding from financial sources and strategic partners. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. No assurance can be given that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. No assurance can be given that the Company will successfully complete expansion and enhancement of its production equipment, achieve broad commercial acceptance of its product or generate sufficient revenues to achieve profitable operations. No assurance can be given that management has identified and made appropriate assumptions regarding all factors that may affect the Company's business in the future.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

     Net cash and cash equivalents used in operating activities increased to $2,528,228 for the six months ended June 30, 1999 from $1,240,669 for the six months ended June 30, 1998. Licensing fees received in cash from the Taiwan joint venture totaling $930,000, net of expenses, was the primary source of funds provided by operating activities for the six months ended June 30, 1998, with $877,808 deferred to future periods for financial reporting purposes. The increases in manufacturing and process development expenses, accounted for a significant portion of the remainder of the increase in cash used in operating activities. Increases in accounts payable, deferred salaries, accrued interest and expenses for this same period were partially offset by a increase in accounts receivable and accounts receivable due from the Canadian joint venture.

     Net cash and cash equivalents used in investing activity decreased to $241,506 for the six months ended June 30, 1999, compared with $497,105 for the six months ended June 30, 1998, reflecting a decrease in the level of capital expenditures for property and equipment, which included advance payments on construction-in-progress.

     Cash flows from financing activities decreased slightly to $2,844,268 for the six months ended June 30, 1999, from $2,865,705 for the six months ended June 30, 1998. The primary sources of the funds, net of expenses, provided by financing activities in the first half of 1999 were the private placement of the Company's common stock, totaling $2,070,535 and the closing of the first and second tranches of the term notes series, totaling $779,000, net of expenses. The payment of $200,000 of loans in 1999, relate to two bridge loans made to the Company, which were repaid following the receipt of the funds from the private placement. The sale of the 7% Series B convertible preferred stock, realizing $1,900,000, net of expenses and the sale of stock to the Taiwanese joint venture for $952,500, net of expenses, comprised the majority of funds provided by financing activities in the first half of 1998.

Part II - Other Information

Item 2.  Changes in Securities

     (c) Recent Sales of Unregistered Securities.

     During the month ended June 30, 1999, the Company sold 469,520 shares of its common stock and warrants to purchase 43,750 shares of common stock at prices ranging from $1.375 per share to $2.125 per share, exercisable until July 31, 2001, to certain accredited investors in a private placement, for an aggregate offering of $750,962.

     In connection with the private placement, Trautman Wasserman & Co. Inc., the placement agent, received cash commissions of $60,077 and warrants to purchase 98,630 shares of common stock at exercise prices ranging from $1.375 per share to $2.125 per share, exercisable until July 31, 2001.

     The sales of the shares of common stock and warrants in the private placement were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated thereunder.

     The following warrants were issued in reliance upon the exemption from registration under the Securities Act, provided by Section 4(2) of the Securities Act as transactions not involving a public offering:

     a) On April 21, 1999, in connection with the closing of the second tranche of a $1.4 million term note series, the Company issued warrants to purchase:

               (i) 86,000 shares of its Common Stock for $2.647 per share, exercisable until April 21, 2004 as investor warrants to SovCap Equity Partners, Ltd., Correllus International Ltd. and Arab Commerce Bank; and

               (ii) 21,500  shares of its  Common  Stock for  $2.647  per share, exercisable until April 21, 2004 as compensation warrants to Sovereign Capital Advisors, LLC, the placement agent.

     b) On June 11, 1999, the Company issued warrants to purchase 114,103 shares of its common stock for $1.134 per share, 110% of the market price the date of the loan from Credit Bancorp, exercisable until December 29, 2003, to certain directors of the Company, in exchange for the pledging of their shares of the Company, in order to secure the loan obtained from Credit Bancorp.

     c) On June 11, 1999, the Company issued warrants to purchase 400,000 shares of its common stock for $2.20 per share, representing 110% of the market price on the date of the agreement, exercisable until June 3, 2002, to The J.B. Sutton Group LLC, in exchange for investment banking services for a two year period.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 1999 Annual Meeting of Stockholders was held on June 22, 1999. The following actions were taken:

1. Nine directors were elected to serve for one-year terms on the Company's Board of Directors, by the following votes:

                                                    For             Withheld
                                                 ----------         --------
          Jonas Medney                           14,067,151          161,566
          Samuel S. Gross                        14,064,262          164,455
          Robert W. Middleton                    14,068,262          160,455
          Fred E. Klimpl                         14,049,762          178,955
          Willard T. Jackson                     14,071,262          157,455
          Heinz-Gerd Reinkemeyer                 14,070,141          158,566
          Christopher F. Johnson                 14,071,262          157,455
          Pierre Laflamme                        14,070,151          158,566
          James W. Taylor                        14,071,262          157,455

2. The selection of Ernst & Young LLP as auditors for the Company for the year 1999 was ratified by a vote of 14,025,837 shares in favor and 63,855 shares opposed. A total of 139,025 shares abstained from voting.

3. The amendment of Compositech's Amended and Restated Stock Award Plan to increase by 1,000,000 shares the number of shares of Common Stock authorized for issuance thereunder, was approved by a vote of 5,487,313 shares in favor and 699,413 shares opposed. A total of 81,024 shares abstained from voting. The broker non-votes totaled 7,960,967.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Number                                 Description
     --------------                                 -----------

     10.14.2   Compositech Ltd. Amended and Restated Stock Award Plan

     10.45     First Amendment to Bridge Note  Purchase  Agreement,  dated April
                  21, 1999, between the Company and Purchasers of the Second Closing Bridge Notes

     10.46     Second  Amendment to Bridge Note Purchase  Agreement,  dated July
                  28, 1999, between the Company and Purchasers of the Third Closing Bridge Notes

     10.47     Second Amendment to the Registration Rights Agreement, dated July
                  28, 1999, between the Company and the Purchasers of the First, Second and Third Closing Bridge Notes

     10.48     Retirement and Consulting Agreement,  dated May 28, 1999, between the Company and Fred E. Klimpl

     10.49     Supply and Joint  Product  Development  Agreement,  dated June 1,
                  1999, between the Company and Teradyne, Inc. *

     27        Financial Data Schedules ( Edgar version only )


     * Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

                                                                    Financial
   Date of Report                   Item Reported               Statements Filed
   --------------                   -------------               ----------------
   June 22, 1999            Item 5 - Other Events                      No
                         (Announcing supply and joint development
                             agreement with Teradyne, Inc.'s
                             Connection System Division )

All other items required in Part II have been filed previously or are not applicable for the quarter ended June 30, 1999.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMPOSITECH LTD.

Dated: August 16, 1999                 /s/ Samuel S. Gross
                                       --------------------------
                                       Executive Vice President, Secretary and
                                       Treasurer
                                       (Principal Accounting Officer and officer
                                       duly authorized to sign this report on
                                       behalf of the registrant)