Form 10QSB
period 1999-09-30
COMPOSITECH LTD
filed 1999-11-15
CIK 829764

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

                For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1999:

         Common Stock $.01 par value                       16,711,056
                  Class                                 Number of shares

================================================================================


Transitional Small Business Disclosure Format  (check one):   Yes  |_|  No  |X|

                                COMPOSITECH LTD.


                                      Index

Part I - Financial Information                                                                                 Page
------------------------------                                                                                 ----
Item 1.  Financial Statements

             Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998............................2

             Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 1999 and 1998..........................................................3

             Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 1999 and 1998..................................................................4

             Notes to Financial Statements (unaudited)............................................................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................................................9

Part II - Other Information
---------------------------

Item 2.  Changes in Securities...................................................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................................14

Signature........................................................................................................15

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                         September 30      December 31
                                                                                             1999             1998
                                                                                          ------------    ------------
                                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $     30,311    $    102,286
  Short-term investments
  Accounts receivable trade - net                                                              182,529          27,273
  Accounts receivable from joint venture                                                        53,510         103,696
  Inventories                                                                                  248,516         254,784
  Prepaid expenses and other                                                                   172,463         165,827
                                                                                          ------------    ------------
        Total current assets                                                                   687,329         653,866

Property and equipment at cost - net                                                         5,365,772       5,721,215
Investment in joint ventures - net of accumulated amortization
         of $35,250 (1999) and $21,750 (1998)                                                5,675,509       5,562,090
Advance payments on construction-in-progress                                                                    16,753
Deferred debt expense - net of accumulated amortization of $273,960 (1999)                     109,496         133,728
Other assets and other deferred charges, net of accumulated amortization
       of $376,154 (1999) and $19,256 (1998)                                                   396,507         151,110
                                                                                          ------------    ------------
Total assets                                                                              $ 12,234,613    $ 12,238,762
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                                        $  1,561,248    $    637,861
  Deferred salaries                                                                            163,212         194,739
  Accrued interest - all (1998) to stockholders                                                 55,349           5,880
  Other accrued liabilities                                                                    555,148         413,982
  Deferred licensing income                                                                     64,800          64,248
  Loans and notes payable                                                                    2,387,167         438,917
  Notes payable to directors/stockholders                                                       75,000
                                                                                          ------------    ------------
        Total current liabilities                                                            4,861,924       1,755,627

Non-current liabilities:
  Notes payable to directors/stockholders                                                    1,507,500       1,595,000
  Deferred salaries - officers/directors                                                       895,635         814,481
  Accrued interest - directors/stockholders                                                    367,774         248,948
  Capital lease obligations                                                                                      9,235
  Deferred licensing income                                                                    597,583         713,001
  Advances received on sale of common stock                                                    500,000         500,000
                                                                                          ------------    ------------
        Total non-current liabilities                                                        3,868,492       3,880,665


7% Series B convertible  preferred stock, par value $0.01 ; stated value $10,000 per share ; authorized shares - 220, issued and outstanding shares - none
  (1999) and 220 (1998)                                                                                      2,200,000

Commitments

Stockholders'  equity :
  Undesignated  preferred stock;  authorized  3,999,780 shares,  none issued and outstanding
  Series A convertible  preferred stock, par value $3.00 per share;
   authorized shares - 714,161, issued and outstanding shares - 442,662
   (1999) and 550,995 (1998)                                                                 1,327,986       1,652,985
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 16,710,768 (1999) and 13,150,128 (1998)                    167,108         131,502
  Additional paid-in capital                                                                43,309,017      37,436,677
  Cumulative foreign currency translation adjustment                                          (324,078)       (552,039)
  Deficit                                                                                  (40,289,012)    (33,954,155)
                                                                                          ------------    ------------
                                                                                             4,191,021       4,714,970
  Less notes receivable received for issuance of common stock                                 (686,824)       (312,500)
                                                                                          ------------    ------------
    Total stockholders' equity                                                               3,504,197       4,402,470
                                                                                          ------------    ------------
Total liabilities and stockholders' equity                                                $ 12,234,613    $ 12,238,762
                                                                                          ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30                   September 30
                                                                       ----------------------------    ----------------------------
                                                                           1999            1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
Revenues:
  Sales                                                                $    291,692    $    136,830    $    507,657    $    298,983
  Licensing                                                                  14,105          16,280          42,556          47,856
                                                                       ------------    ------------    ------------    ------------
       Total revenues                                                       305,797         153,110         550,213         346,839

Costs and expenses:
  Manufacturing                                                           1,820,349       1,318,667       4,393,656       3,334,231
  Selling, general and administrative                                       409,328         310,323       1,197,831         933,337
  Research and development                                                   74,842          41,146         222,649         107,056
                                                                       ------------    ------------    ------------    ------------

      Total operating expenses                                            2,304,519       1,670,136       5,814,136       4,374,624
                                                                       ------------    ------------    ------------    ------------

(Loss) from operations                                                   (1,998,722)     (1,517,026)     (5,263,923)     (4,027,785)

Other income (expenses):
  Interest income                                                            13,207          16,972          33,786          47,932
  Interest expense, net of interest capitalized                             (95,730)         21,909        (213,250)       (125,251)
  Amortization of debt premium/discount and expenses                       (461,661)                       (698,963)       (497,603)
  Loss on disposal of property and equipment                                                                                 (8,360)
  Other income (expense)                                                     (5,587)         20,020         (91,465)         75,816
                                                                       ------------    ------------    ------------    ------------
                                                                           (549,771)         58,901        (969,892)       (507,466)
                                                                       ------------    ------------    ------------    ------------
(Loss) from operations before equity in operations of joint venture      (2,548,493)     (1,458,125)     (6,233,815)     (4,535,251)

Equity in operations of joint venture                                       (53,828)         23,687        (101,042)         74,934
                                                                       ------------    ------------    ------------    ------------
   Net (loss)                                                            (2,602,321)     (1,434,438)     (6,334,857)     (4,460,317)

Preferred stock dividends                                                                   102,212          15,692         367,330
                                                                       ------------    ------------    ------------    ------------
   (Loss) attributable to common stockholders                          ($ 2,602,321)   ($ 1,536,650)   ($ 6,350,549)   ($ 4,827,647)
                                                                       ============    ============    ============    ============

(Loss) per common share - basic and diluted                            ($      0.16)   ($      0.12)   ($      0.40)   ($      0.43)
                                                                       ============    ============    ============    ============

Shares used in computing (loss) per common share                         16,608,458      12,457,706      15,681,582      11,241,770
                                                                       ============    ============    ============    ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                  --------------------------
                                                                                     1999           1998
                                                                                  -----------    -----------
Cash Flows from Operating Activities
Net (loss)                                                                        ($6,334,857)   ($4,460,317)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                           856,630        524,900
    Loss on disposal of property and equipment                                                         8,360
    Amortization of debt premium/discount and expenses                                698,963        497,603
    Issuance of common stock as compensation to non-employee directors                 24,502
    Equity in net (income) loss of joint venture                                      101,042        (74,934)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                               (155,256)        (7,507)
       Accounts receivable from joint venture                                          50,186        103,764
       Inventories                                                                      6,268         72,869
       Prepaid expenses and other                                                      (6,136)       (47,200)
       Other assets and other deferred charges                                         40,568         (8,362)
       Accounts payable                                                               923,387       (162,147)
       Deferred salaries                                                               49,627        229,464
       Accrued interest                                                               168,295         91,360
       Deferred licensing income                                                     (114,866)       813,581
       Other accrued liabilities                                                      248,314         22,183
                                                                                  -----------    -----------
          Net cash and cash equivalents (used) in operating activities             (3,443,333)    (2,396,383)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                             (331,792)      (733,586)
Investment in joint ventures                                                                        (467,487)
Patent costs deferred                                                                 (18,866)        (7,929)
                                                                                  -----------    -----------
          Net cash and cash equivalents (used in) investing activities               (350,658)    (1,209,002)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                          2,277,535        987,120
Net proceeds from exercise of warrants                                                  1,282
Net proceeds from issuance of 7% Series B convertible preferred stock                              1,900,000
Net proceeds from loans and notes payable                                           1,679,682
Advance received on sale of common stock                                                             500,000
Payment of capital lease obligations                                                  (23,983)       (32,289)
Payment of loans and notes payable                                                   (212,500)
                                                                                  -----------    -----------
        Net cash and cash equivalents provided by financing activities              3,722,016      3,354,831
                                                                                  -----------    -----------
        (Decrease) in cash and cash equivalents                                       (71,975)      (250,554)
        Cash and cash equivalents at beginning of period                              102,286        624,254
                                                                                  -----------    -----------
        Cash and cash equivalents at end of period                                $    30,311    $   373,700
                                                                                  ===========    ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Preferred Stock dividends on 7% Series B convertible preferred stock            $    15,692
                                                                                  ===========
  Issuance of common stock as compensation for bridge financing                   $    30,000    $   265,118
                                                                                  ===========    ===========
  Issuance of common stock as compensation to non-employee directors              $    24,502
                                                                                  ===========

Cash paid for:
  Interest                                                                        $    60,742    $    92,390
                                                                                  ===========    ===========


See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Reclassifications

     Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 1998 to conform to presentations for the three months and nine months ended September 30, 1999.

Note 2 - Common Stock Issuances and Stock Options

     During the nine months ended September 30, 1999, pursuant to Compositech's Amended and Restated Stock Award Plan (the "Award Plan"), the Company granted to selected officers and employees options to purchase 494,689 shares of common stock at prices ranging from $1.188 per share to $2.50 per share, the market value of the common stock on the date of the grant, including options to purchase 151,000 shares of common stock which are cancelable if certain goals are not achieved.

     During the nine months ended September 30, 1999, pursuant to the Award Plan, the Company issued stock awards of 19,424 shares of its common stock to its non-employee directors, vesting on a quarterly basis, as payment of the annual $10,000 per year, per director, retainer approved by the Board of Directors on January 22, 1999. The number of shares was determined using a price of $2.875, the market value of the common stock on the date approved by the Board of Directors.

     During the nine months ended September 30, 1999, 108,333 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 54,166 shares of common stock, resulting in a decrease in stockholders' equity relating to Series A convertible preferred stock of $324,999, an increase in stockholders' equity relating to common stock of $542 and an increase in additional paid-in capital of $324,457.

     During the nine months ended September 30, 1999, the Company issued 1,500,142 shares of common stock upon the conversion of all 220 shares of the Company's 7% Series B convertible preferred stock ($2,200,000 face amount), resulting in an increase in stockholders' equity relating to common stock of $15,001 and an increase in additional paid-in capital of $2,184,999. The shares issued included an accrued 7% dividend, paid in shares of common stock.

     During the nine months ended September 30, 1999, the Company sold 1,644,088 shares of its common stock, including 600,000 shares of its common stock issued as a result of the exercise of a stock purchase option, in private placements, realizing approximately $2.3 million, net of expenses. In connection with these private placements, the Company issued warrants to purchase 688,308 shares of common stock at prices ranging from $1.125 to $2.25 per share, exercisable principally two years after the purchase of the common stock.

     During June 1999, warrants to purchase 2,250 shares of the Company's common stock were exercised at $1.125 per share, resulting in proceeds of $2,531.

     During July 1999, warrants to purchase 271,991 shares of the Company's common stock were exercised, at prices ranging from $1.125 per share to $2.6125 per share, in exchange for notes receivable in the amount of $404,324, maturing on September 1, 2000, resulting in an increase in stockholders' equity relating to common stock of $2,720 and an increase in additional paid-in capital of $401,604.

Note 3 - Loans and Notes Payable

     In January 1999, the Company borrowed an additional $17,500, bringing the total amount borrowed to $456,417, under the credit facility through Credit Bancorp, which is collateralized by approximately 1.7 million shares of the Company's common stock loaned to the Company by two of the Company's directors. The loan is due on December 29, 1999 and bears interest at the rate of one percent above the one year LIBOR rate (currently 7.04%), payable quarterly. A default would occur if the Company fails to supplement the collateral or partially repay the loan in the event the collateral falls in value by 25% or more from the value as of the loan date. The Company has agreed with the two directors to issue replacement shares to them in the event of any liquidation of the collateral by the lender and provide them with registration rights, where necessary.

     During 1999, the Company borrowed $1,380,000 under a term note series (the "Term Notes") as a bridge to a future financing. The notes are due 180 days after issuance, are collateralized by certain production equipment and are payable at maturity in cash or common stock at the Company's option. Warrants issued in connection with the financing were priced at 110% of the closing bid price of the Company's common stock on the dates of the closings and are exercisable for five years. The estimated fair market value of the warrants are being amortized over the term of the notes. See Note 4 regarding extension of the due dates of the Term Notes.

     Details of the individual closings are as follows :

                                                March 16,          April 21,        July 28,
                                                 1999                1999            1999
                                               --------------------------------------------------
    Principal                                     $ 500,000         $ 430,000        $ 450,000
    Number of warrants                              125,000           107,500          112,500
    Exercise price of warrants                      $ 2.372           $ 2.647          $ 2.131
    Fair market value of warrants                  $ 73,267          $ 88,688         $ 62,635

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

     In August 1999, the Company obtained extensions on the due dates, to April 2, 2001, on $1,420,000 of loans and notes payable to stockholders and officers/directors, $879,385 of deferred salaries due to officers and $367,774 (as of September 30, 1999) in accrued interest due to officers, stockholders and directors. In exchange for the extension of the due dates on the notes and loans payable and the accruable interest as of December 31, 1999, the Company will issue warrants to purchase 182,252 shares of common stock at an exercise price per share of $1.272, equaling the price of warrants issued in connection with a recently concluded financing transaction. The warrants are exercisable until August 2004.

     In August and September of 1999, the Company sold a total of $343,000 of short term bridge notes, realizing $315,560, net of commissions, in a private placement. In connection with this transaction, the Company issued warrants to purchase 115,750 shares of its common stock at prices ranging from $1.188 per share to $1.563 per share, exercisable for two years after the date of the notes.

Note 4 - Subsequent Events

     In October 1999, the Company sold a total of $300,000 of short term bridge notes, realizing $276,000, net of commissions, in a private placement. In connection with this transaction, the Company issued or will issue warrants to purchase 112,500 shares of its common stock at exercise prices ranging from $1.094 to $1.245 per share, exercisable until two years from the date of the notes.

     The Company has agreed with the holders of the Term Note series, originally closed in three tranches in March, April and July of 1999 to extend the due dates of all the notes issued in that transaction to March 31, 2000, and the holders and the placement agent have agreed not to exercise any warrants issued in connection with this transaction until that date, subject to the sale of the Series C 8% Convertible Preferred Stock, par value $0.01, the "Series C Preferred Stock", in the aggregate amount of $2 million. In connection with the extension, the Company will issue new term notes with terms similar to the old notes in an aggregate amount of approximately $2,065,000, representing the face amount of the original term notes, plus the redemption premium, accrued interest, a 20% premium in lieu of repricing rights and related fees. The notes will be payable at maturity in cash or common stock, at the Company's option. In connection with this refinancing, the Company will issue warrants, including placement agent warrants, to purchase approximately 316,871 shares of common stock at $1.20 per share, representing 110% of the closing bid price of the stock on the date of negotiation, exercisable until October 2004.

     On November 5, 1999, the Company sold 54,000 shares of Series C Preferred Stock for $540,000. In connection with the closing, the Company issued and will issue warrants, including placement agent warrants, to purchase 129,000 shares of common stock at $1.272 per share, representing 110% of the closing bid price of the stock on the date of closing. The Company anticipates the issuance and sale of an additional 146,000 shares of Series C Preferred Stock with gross proceeds of $1,460,000.

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

Overview

     The Company manufactures copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. During 1997 and 1998, the Company produced and sold its laminates in limited quantities through a highly focused sales effort to gain production experience and product performance data. However, this highly focused sales effort left the Company vulnerable to order volatility. Throughout 1997 and 1998, and continuing through the first nine months of 1999, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. Production ramp up issues, defective incoming raw materials, necessitating a change in vendors, coupled with order volatility, led to a slower than expected expansion in production capacity. In 1999, production ramp up has been affected due to difficulties in hiring and training skilled operators due to the labor shortage on Long Island. The Company continues to work on and is making progress on solving issues with incoming raw materials, process enhancements and contamination which affect manufacturing yields and production efficiencies.

     In April 1999, the Company announced that Sun Microsystems, Inc. and Praegitzer Industries Inc. have approved the use of Compositech's CL200+ filament wound laminates in the manufacture of printed circuit boards utilized or produced by those companies, respectively.

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

     In September 1999, the Company announced that Tyco International Ltd.'s Tyco-Santa Clara unit received approval from Underwriters Laboratories to use Compositech's CL200+ laminates to manufacture printed circuit boards. The Company has been receiving orders from Tyco-Santa Clara as well as other Tyco units.

     Also in September 1999, the Company announced that electrical property tests performed by an independent laboratory to determine the dielectric constant and dissipation factor of Compositech's CL200+ laminates resulted in performance measurements approximately equivalent to epoxy/PPO laminates. This type of laminates are used in the rapidly growing high-performance segment of the electronics market where a premium is placed on electrical performance.

Results of Operations

     Sales of laminates increased to $291,692 for the three months ended September 30, 1999 from $136,830 for the three months ended September 30,1998 and to $507,657 for the nine months ended September 30, 1999 from $298,983 for the nine months ended September 30, 1998. Sales for the third quarter of 1999 included the initial shipments under the supply agreement with Teradyne.

     Research and development expenses increased to $74,842 for the three months ended September 30, 1999 from $41,146 for the three months ended September 30, 1998 and to $222,649 for the nine months ended September 30, 1999 from $107,056 for the nine months ended September 30, 1998, reflecting the company's increased development efforts on improved manufacturing methods.

     Manufacturing expenses increased to $1,820,349 for the three months ended September 30, 1999 from $1,318,667 for the three months ended September 30, 1998 and to $4,393,656 for the nine months ended September 30, 1999 from $3,334,231 for the nine months ended September 30, 1998, reflecting the higher levels of direct expenditures related to the increased level of sales and manufacturing activity, process enhancements and improvements to process reliability as well as the recruiting and training of additional manufacturing personnel and related expenses, in anticipation of increased sales. Depreciation expense, a non-cash item, increased to $686,689 for the nine months ended September 30, 1999 from $484,332 for the nine months ended September 30, 1998, reflecting the higher level of production equipment placed in service during the past year.

     Selling, general and administrative expenses increased to $409,328 for the three months ended September 30, 1999 from $310,323 for the three months ended September 30, 1998 and to $1,197,831 for the nine months ended September 30, 1999 from $933,337 for the nine months ended September 30, 1998. Increases in payroll related costs in connection with the new chief executive officer, technical director and West Coast sales manager were partially offset by a decrease in recruitment costs. Professional fees, consulting costs and investor relations expense increased by approximately $239,000 due primarily to higher legal expenses and higher financial public relations costs, which included the amortization of approximately $104,000 of the estimated fair market value of warrants given to a consulting firm in exchange for public relations services for the calendar year 1999. Included in the total for the 1999 periods is a non-cash item of $24,500 representing the compensation costs for non-employee directors, which the Company will pay in shares of its common stock. During the first nine months of 1999, approximately $393,000 of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements, compared with $297,000 of charges in the nine months ended September 30, 1998.

     Interest expense, net of interest capitalized, increased to $213,250 for the nine months ended September 30, 1999 from $125,251 for the nine months ended September 30, 1998. The increase is related to the addition of the Term Notes and the short term bridge notes in 1999. The 1998 period also included a reduction of $66,000, due to the capitalization of interest on construction in progress; the 1999 period included only a $23,000 reduction, reflecting the reduced level of construction in progress projects during 1999. Amortization of debt premium/discount and expenses was $461,661 for the three months ended September 30, 1999, and increased to $698,963 for the nine months ended September 30, 1999 from $497,603 for the nine months ended September 30, 1998. The expense for the nine months ended September 30, 1999 includes $551,192 of amortization of debt premium, expenses and warrants granted in connection with the Term Notes. The 1998 period reflected the amortization of costs associated with the 5% convertible debentures, including accelerated amortization of $473,325 as a result of debenture conversions during the four months ended April 30, 1998.

     Other expense increased to $91,465 for the nine months ended September 30, 1999 from ($75,816) for the nine months ended September 30, 1998. The nine-month period ended September 30, 1999 include a provision of approximately $74,000 related to severance pay due to a former officer. The first half of 1998 included a property tax refund applicable to prior fiscal periods as well as adjustments of prior period professional fee charges, both of which were not present in the 1999 period.

     The equity in the operations of the Canadian joint venture decreased to a loss of $53,828 for the three months ended September 30, 1999, from a profit of $23,687 for the three months ended September 30, 1998 and to a loss of $101,042 for the nine months ended September 30, 1999 from a profit of $74,934 for the nine months ended September 30, 1998. These amounts represent the Company's 50% share of the net profit or loss of the joint venture. The loss recognized in the 1999 periods reflect the higher level of pre-opening costs incurred by the joint venture, including the hiring of the general manager and chief financial officer. The first half 1998 profit resulted from a cumulative adjustment of interest income recorded by the joint venture on its short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $2,602,321 for the three months ended September 30, 1999 compared with $1,434,438 for the three months ended September 30, 1998 and a net loss of $6,334,857 for the nine months ended September 30, 1999 compared with $4,460,317 for the nine months ended September 30, 1998. The net loss included non-cash items of $841,068 for the 1999 three-month period, $151,781 for the 1998 three-month period, $1,681,137 for the 1999 nine-month period and $955,929 for the 1998 nine-month period. The increased loss was attributable primarily to the increases in manufacturing, process development and selling and administrative expenses, as well as the large increase in non-cash amortizations.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1998 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects significant operating losses to continue in 1999. As of September 30, 1999, the Company had approximately $30,000 of available cash resources. In October 1999, the Company sold an additional $300,000 of short term bridge notes. On November 5, 1999, the Company sold $540,000 of Series C Preferred Stock and anticipates selling an additional $1,460,000. No assurances can be given that the additional financing will be completed. However, the Company will require additional funding to cover current operations and to fund additional production equipment purchases, based on projected levels of production, sales and capital expenditure requirements, until revenues from operations are sufficient for these purposes.

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

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

     Net cash and cash equivalents used in operating activities increased to $3,443,333 for the nine months ended September 30, 1999 from $2,396,383 for the nine months ended September 30, 1998. Licensing fees received in cash from the Taiwan joint venture totaling $930,000, net of expenses, was the primary source of funds provided by operating activities for the nine months ended September 30, 1998, with $813,581 deferred to future periods for financial reporting purposes. The increases in manufacturing and process development expenses, accounted for a significant portion of the remainder of the increase in cash used in operating activities. Increases in accounts payable, deferred salaries, accrued interest and expenses for this same period were partially offset by a increase in accounts receivable.

     Net cash and cash equivalents used in investing activity decreased to $350,658 for the nine months ended September 30, 1999, compared with $1,209,002 for the nine months ended September 30, 1998, reflecting a decrease in the level of capital expenditures for property and equipment, which included advance payments on construction-in-progress.

     Cash flows from financing activities increased to $3,722,016 for the nine months ended September 30, 1999, from $3,354,831 for the nine months ended September 30, 1998. The primary sources of the funds, net of expenses, provided by financing activities in the nine-month period ended September 30, 1999 were the private placements of the Company's common stock, totaling $2,277,535, the sale of the Term Notes, totaling $1,150,621, net of expenses and the sale of short-term bridge notes, totaling $315,560, net of commissions. The payment of $212,500 of loans in 1999, relate primarily to two bridge loans, totaling $200,000, made to the Company, which were repaid following the receipt of the funds from the private placement. The sale of the 7% Series B convertible preferred stock, realizing $1,900,000, net of expenses and the sale of stock to the Taiwanese joint venture for $952,500, net of expenses, comprised the majority of funds provided by financing activities in the 1998 period.

Part II - Other Information

Item 2.  Changes in Securities

     (c) Recent Sales of Unregistered Securities.

     During the month ended July 31, 1999, the Company sold 100,000 shares of its common stock and warrants to purchase 15,000 shares of common stock at an exercise price of $2.25 per share, exercisable until July 31, 2001, to certain accredited investors in a private placement, for an aggregate offering of $225,000. In connection with the private placement, Trautman Wasserman & Co. Inc., the placement agent, received cash commissions of $18,000 and warrants to purchase 25,000 shares of common stock at an exercise price of $2.25 per share, exercisable until July 31, 2001. The sales of the shares of common stock and warrants in the private placement were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated thereunder.

     The following warrants were issued in reliance upon the exemption from registration under the Securities Act, provided by Section 4(2) of the Securities Act as transactions not involving a public offering:

     (a) On July 28, 1999, in connection with the closing of the third and final tranche of a term note series, the Company issued warrants to purchase:

          (i) 90,000 shares of its Common Stock for $2.131 per share, exercisable until July 28, 2004 as investor warrants to SovCap Equity Partners, Ltd., Correllus International Ltd. and Bronia GmbH; and

          (ii) 22,500   shares  of  its  Common  Stock  for  $2.131  per  share,
               exercisable until July 28, 2004 as compensation warrants to Sovereign Capital Advisors, LLC, the placement agent.

     b) In August 1999, in connection with the extension of due dates, to April 2, 2001, on $1,420,000 of loan and notes payable to stockholders and officers/directors and accruable interest as of December 31, 1999, the Company issued or will issue warrants to purchase 182,252 shares of its common stock, exercisable until August 2004 at an exercise price of $1.272 per share.

     c) In August and September of 1999, in connection with the sale of a series of short term bridge notes in a private placement to a number of accredited investors, the Company issued warrants to purchase 115,750 shares of its common stock at exercise prices ranging from $1.188 per share to $1.563 per share, exercisable until two years from the date of the note.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit Number              Description
         --------------              -----------

         3.5        Certificate of  Designation  for the  Company's  Series C 8%
                      Convertible Preferred Stock, filed on November 1, 1999.

         3.6        Certificate of Correction of Certificate of Designation  for
                      the Company's Series C 8% Convertible Preferred Stock, filed on November 8, 1999.

         10.50      Form of  Promissory  Note  between  the  Company and certain investors in connection with a private placement of short term bridge notes which had its most recent closing on October 22, 1999.

         10.51      Convertible Preferred Stock Purchase Agreement,  dated as of
                      November  5, 1999  between  the Company and The Shaar Fund
                      Ltd.

         10.52      Registration  Rights Agreement dated as of November 5, 1999, between the Company and The Shaar Fund Ltd.

         10.53      Common Stock Purchase Warrant dated November 5, 1999 between the Company and The Shaar Fund Ltd.

         10.54      Letter  agreement,  dated  October 27, 1999  concerning  the
                      Bridge Note Purchase Agreement between Compositech and SovCap Equity Partners, Ltd.

         10.55      Form of Investor Subscription  Agreement between Compositech
                      and  certain   investors  in  connection  with  a  private
                      placement of Compositech's common stock which had its final closing on July 27, 1999.

         10.56      Form of Common Stock  Purchase  Warrant issued in connection with Compositech's private placement, which had its final closing on July 27, 1999.

         27         Financial Data Schedules  ( Edgar version only )



(b)      Reports on Form 8-K
         None

     All other items required in Part II have been filed previously or are not applicable for the quarter ended September 30, 1999.

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPOSITECH LTD.



Dated: November 15, 1999          /s/ Samuel S. Gross
                                  --------------------------------------------
                                  Executive Vice President, Secretary and
                                  Treasurer
                                  (Principal Accounting Officer and officer duly
                                  authorized to sign this report on behalf
                                  of  the registrant)