Form 10KSB
period 1999-12-31
COMPOSITECH LTD
filed 2000-03-30
CIK 829764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1999

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

                    Issuer's telephone number: (631) 436-5200

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                        Redeemable Common Stock Warrants

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          ----    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for fiscal year ended December 31, 1999: $794,988

     As of March 28, 2000, there were 19,707,215 shares of the registrant's Common Stock, $.01 par value outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, as of March 28, 2000 was approximately $27,536,066.

Documents Incorporated By Reference: Portions of the issuer's Proxy Statement for its 2000 Annual Meeting of Stockholders scheduled to be held on June 20, 2000, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check  one): Yes    No  X
                                                                    ---    ---

                                     PART I

Item 1.  Description of Business

General

     Compositech Ltd. (the "Company" or "Compositech") was founded in 1984 by Jonas Medney, the Company's Chairman, and Fred Klimpl, to develop and market innovative superior copper-clad fiberglass epoxy laminates used to make printed circuit boards required by the electronics industry. The Company became a publicly owned corporation in 1996. The primary innovation of Compositech was to replace the fiberglass cloth component of the laminate with a more modern and structurally efficient fiberglass core resulting from a uniform, orthogonally layered construction. Based on its own benchmark testing and evaluations by customers and other potential users, the Company believes that it has succeeded in developing a laminate that is superior to competitive copper-clad fiberglass epoxy laminates.

     On December 3, 1999, the Company suspended its manufacturing operations due to a lack of adequate financing and refocused its resources on locating suitable licensees, joint venture partners or purchasers for its technology. The Company is also exploring potential mergers and acquisitions or other strategic transactions. As a result, the Company's staff was reduced from 124 employees to seven.

     As of December 31, 1999, Christopher F. Johnson resigned from his position as President and Chief Executive Officer and from the Board of Directors to accept a position with Park Electrochemical Corp., a manufacturer of laminates.

     In January and February 2000, the Company had licensing discussions with several potential licensees and hired International Licensing Network as a consultant. In March 2000, the Company formally launched its licensing program by sending proposals to a limited number of select candidates supported by recommendation letters from several original equipment manufacturers ("OEM's") and printed circuit board customers of the Company.

Technology History

     The Company's innovative laminates are produced using proprietary processes and machinery, designed by the Company's engineering staff. The Company has received grants of 30 patents covering its products, processes and apparatus, including five in the United States, and has submitted four additional patent applications. The most recent patents granted were a fifth one in Japan and one in Brazil. The patents on the laminates, processes and apparatus are supplemented with other proprietary technology unprotected by patents and considered by the Company to be of substantial value.

     Compositech's laminate construction is structurally more efficient than competitive copper-clad fiberglass epoxy laminates designated "FR-4", which is the industry standard, resulting in enhanced smoothness and greater dimensional stability. The Company believes, based on results of customers' evaluations, that its improved products can economically substitute for the fiberglass woven cloth epoxy laminates currently used in the electronics industry. According to the Institute for Interconnecting and Packaging Electronic Circuits (the "IPC"), this market exceeded $2.4 billion in 1998, the latest year for which data is available.

     The Company successfully constructed, debugged and operated its first pilot plant production equipment for laminates with a panel size of 24" x 24" in 1991. In 1991 and 1992, Compositech recruited an initial sales staff to develop the market potential of its product, continued refining its product and designing its production equipment to manufacture laminates with a panel size of 36" x 48" and initiated a sampling program targeted at major potential customers. In 1994, the Company started up and began debugging its first production module to manufacture 36" x 48" laminates and, in 1995 and 1996, produced laminates on this equipment in limited quantities for the purpose of making modifications to the production processes and equipment constituting the module and reformulating the laminates produced by the module. In 1996, the Company began installation of advanced production equipment which was completed in 1997. Throughout 1997 and 1998, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. In 1998 and 1999, the Company added production equipment and expanded its labor force. The Company also worked on solving problems with incoming raw materials and interior environment which affect manufacturing yields. In June 1999, the Company signed a supply and joint product development agreement with Teradyne, Inc. The necessary production ramp up to meet this and other customer demands was adversely affected by difficulties in hiring and training skilled operators due to a labor shortage in the Long Island, New York area where the Company operates. Because of this and the inability to obtain adequate financing, as of December 3, 1999, the Company suspended manufacturing operations and refocused its efforts on finding suitable licensees, joint venture partners or purchasers for its technology.

Joint Ventures

     On October 16, 1997, the Company closed a transaction with four Quebec institutional investors (collectively, the "Quebec Investors") to form a 50/50 joint venture for the establishment of a plant in the greater Montreal area to manufacture Compositech's laminates. The investor group was comprised of four institutional investors: Societe generale de financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. The Company's approximately $5.4 million capital investment in the joint venture was funded by the Quebec Investors purchasing 1,066,192 shares of the Company's Common Stock.

     On November 26, 1999, Pierre LaFlamme, a member of our board of directors who was appointed by the Quebec Investors resigned from the Company's board of directors. In December of 1999, the Company received notice from the Quebec Investors that they intended to begin the process of liquidation and dissolution of the Canadian joint venture due principally to the Company's inability to finance itself adequately which resulted in an inability to obtain necessary financing for the joint venture in the required time periods. Under the liquidation terms of the joint venture agreement, the Quebec Investors will receive the proceeds of the liquidation of the assets of the joint venture and the Company will receive back approximately 951,000 shares of the 1,066,192 shares of the Company's common stock originally purchased by the Quebec Investors.

     On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group to establish a joint venture to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and was to receive additional up-front license payments of $1 million upon the achievement of certain milestones. As part of the transaction, the joint venture acquired 587,372 shares of the Company's common stock for $1 million and agreed to buy a like amount of shares for another $1 million within 30 days following approval of the joint venture license by the science park where the joint venture was proposed to be located. During 1998, the Company received an advance of $500,000 against the latter purchase of shares, substantially all of which it invested in the joint venture in accordance with the joint venture agreement.

     In October 1999, the joint venture partner informed the Company that the earthquake in Taiwan had affected their ability to raise capital and proposed a settlement of the joint venture agreement and license. As of February 7, 2000, the Company reached a settlement agreement with its joint venture partner/licensee which terminates the joint venture agreement and the license to use the proprietary technology of Compositech Ltd. in Taiwan. Under the terms of the settlement, in exchange for the issuance of 587,372 shares of it common stock, the Company will retain the $1 million license down payment it received in 1998. Additionally, in exchange for the return of the Company's equity interest in the joint venture, the Company will retain the $500,000 advance it received to make the investment.

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

     Compositech's Laminates. CL200+ is the first Compositech laminate. This laminate uses the same basic raw materials as conventional laminates: fiberglass yarn, epoxy resin and copper foil. Compositech's technology combines these materials into a unique, more efficient laminate. Conventional laminates are made from woven fiberglass cloth in which the yarn is twisted and crimped in the weaving process. The resultant weave pattern is impressed into the copper foil, thereby roughening the surface of the laminate. In the construction of Compositech's laminates, the filaments of fiberglass are wound in orthogonal layers of flat, continuous parallel filaments. This construction creates the enhanced smoothness and improved dimensional stability of Compositech's laminates.

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

Compositech's Strategy

     Until December 3, 1999, Compositech had focused its resources on utilizing its technology to manufacture laminates for the multilayer/high performance laminate segment of the market. In 1998, this market was $2.4 billion worldwide according to IPC, a trade organization and the United States' share of this market was $852 million. In the second half of 1999, the Company experienced a demand for product that was greater than its production capability and was not able to obtain adequate financing to maintain or expand its manufacturing capabilities. On December 3, 1999, the Company suspended manufacturing operations and refocused its resources on locating suitable licensees, joint venture partners or purchasers for its technology. As a result, the staff was reduced from 124 employees to seven. The Company expects to achieve its goals through the effective exploitation of its patented and proprietary products through licensing or strategic partnerships.

     On December 27, 1999, the Company signed a letter of intent with Netdirect International Corporation regarding a potential merger of the two companies. On March 6, 2000, the parties terminated their merger discussions.

     The Company has begun licensing discussions with several potential licensees and hired International Licensing Network as a consultant. In March 2000, the Company formally launched its licensing program by sending proposals to a limited number of select candidates supported by recommendation letters from several original equipment manufacturers ("OEM's") and printed circuit board customers of the Company. The Company has received responses from a few of these candidates, indicating their interest in pursuing discussions to explore this opportunity.

     Management believes that the Company's technology has global potential. According to IPC data, approximately 65% of the 1998 world laminate market for the multilayer/high performance segment was outside of North America.

     The foregoing strategic objectives represent anticipated accomplishments dependent on future events. As in the case of all forward looking statements, the Company can not ensure that it will achieve these goals.

Marketing and Customers

     The Company's marketing efforts were directed to establishing good working relations with leading-edge producers of printed circuit boards. According to the IPC, in 1998 there were over 690 manufacturers of printed circuit boards in North America with ten companies comprising approximately 44% of the market. The Company has sold its laminates principally on a test basis to a select group of these companies which were considered to be the key companies for Compositech's growth. During the past three years, Compositech has encouraged benchmark comparisons of its laminates with current laminates which have included qualities such as dimensional stability, electrical performance, smoothness, flatness and thermal processing. In virtually all of these evaluations, CL200+ has proven superior to current laminates. Customers benefit from increased production yield primarily by reducing waste caused by circuitry misalignment. These results led several manufacturers to begin to use CL200+ for current production applications.

     During 1998 and 1999, the Company received orders from Teradyne, Inc. for its CL200+ copper-clad laminates. The orders enabled Teradyne to do extensive material testing and product evaluation in backplane programs that included circuit boards with as many as 48 circuit layers. This led to a supply and joint product development agreement in June of 1999. The CL200+ laminates were used for production runs and customer qualification of complex backplanes. A backplane, sometimes known as a motherboard or backpanel, is a type of printed circuit board which serves as the backbone of large electronic equipment, such as internet servers and telecommunication switching equipment and often utilizes 20-, 30- and even 60-layer boards to which smaller printed circuit boards are connected. The Teradyne joint development agreement was terminated when the Company suspended manufacturing operations in December of 1999. Since the Company did not meet the minimum commitment under the agreement, Teradyne has the option of obtaining a non-exclusive royalty bearing license for the manufacture of CL200+ for their own internal use and to purchase certain production equipment. To date, Teradyne has not exercised the option to obtain this license.

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

Competition

     The laminate manufacturing business is highly competitive. Competitors include major corporations, such as General Electric Company, which have substantial financial, marketing and technical resources. In 1994, the Company granted patent immunity on its product patents to AMP and Akzo Electronics Products NV, which, at the time, were operating a joint venture which was developing a new process to make linear laminates.

     The future success of Compositech will depend on its ability or its licensees or joint venture partners' ability to effectively market products made using Compositech' technology against competitors with potentially greater resources. There is no assurance that the Company or its licensees will be able to compete successfully in the future.

Manufacturing

     The Company occupies a leased building at 120 Ricefield Lane, Hauppauge, New York, which includes its corporate offices, laboratory, machine shop, engineering offices and manufacturing operations. The lease expires in August 2000.

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

     The Company's manufacturing process enables the manufacturer to control the consistency of mechanical, thermal and electrical properties of laminates in various thicknesses. In addition, the Company's process eliminates the use of solvents as an integral part of the manufacturing process although it uses small amounts of solvents for the sole purpose of cleaning some of its equipment.
Compositech's CL200+ laminate is comprised of copper, fiberglass and epoxy. Other combinations of materials usable in this process include aramid fibers, quartz fibers, carbon fibers, cyanate ester resins, polyimide resins and other conductive metal foils.


Materials and Sources of Supplies

         The principal materials used in the manufacture of the Company's laminates are copper foil, fiberglass yarn and specially formulated resins and chemicals. Prior to December 3, 1999, the Company's policy was to identify and concentrate on a limited number of chosen suppliers. The Company's major suppliers were Yates Foil, USA, Inc. and Gould Electronics for copper foil; Advanced Glassfiber Yarns LLC (successor to Owens Corning) for fiberglass yarn; John C. Dolph Company and Eastech Chemicals for resins; and Lonza Inc. for certain chemicals. The Company attempted to develop and maintain close working relationships with those chosen suppliers who comply with the Company's stringent technical requirements and specifications. The Company has identified alternative sources of supply for each of the required materials. However, there exists a limited number of qualified suppliers of these materials. Substitutes for some of these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the business of the Company including its licensing program.

Patents and Proprietary Information

     The Company continues to build a patent estate to protect its technology. To date, 30 patents have been granted in the United States and internationally. The U.S. patents granted expire from 2007 to 2011. The foreign patents generally have expiration dates from 2004 to 2009. Four patent applications in the U.S. and internationally are currently pending. These patents and applications cover the unique laminate product and the process and equipment used for producing the laminates. The patents also cover a precision multilayer process and a circuit transfer process. Additional inventions have been disclosed to the Company's patent attorneys and may be the subject of future patent applications.

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

     The Company expended approximately $173,000 and $283,000 for research and development during the years ended December 31, 1999 and 1998, respectively, reflecting the Company's development efforts on new processes to manufacture its patented laminates.


Environmental Matters

     Unlike other laminate manufacturing operations, solvents are not an integral part of the Company's manufacturing process. However, when the manufacturing facility of the Company was operating, the Company used copper and chemicals in its manufacturing process and limited amounts of solvents for the sole purpose of cleaning some of its equipment and as a result the Company is subject to a variety of applicable environmental laws. The Company believes that its facilities comply in all material respects with applicable federal, state and local environmental laws and believes that costs arising from compliance with existing environmental laws will not have a material adverse effect on the Company's ongoing operations. However, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation.


Employees

     The Company currently has 5 full-time and 2 part time employees. None of the employees is subject to collective bargaining agreements.

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

Limited Revenues; Ability to Continue as Going Concern; Uncertainty of Future Results

     Compositech was a development stage company through December 31, 1996, has had limited revenues from the sale of laminates, has incurred significant losses and has had substantial negative cash flow since its inception.

     As of December 31, 1999, the Company had an accumulated deficit of $50,349,052 and a capital deficiency of $6,556,238. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1999 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. As of December 3, 1999, the Company suspended manufacturing laminates due to a lack of skilled employees and adequate financing and has refocused its resources on finding suitable licensees, joint venture partners or purchasers for its technology.

     The Company requires additional funding to cover past due accounts payable and operating expenses until revenues either from manufacturing operations, if any, or royalties from licensing or joint venture arrangements are sufficient for these purposes. The Company expect that significant operating losses will continue in 2000. The Company cannot assure you that it will be able to successfully license or realize on its technology or that the Company or any licensee will successfully achieve broad commercial acceptance of the Company's products or that the Company will be able to generate sufficient revenues to achieve profitable operations.

Need for Additional Financing; Requirement of Settlement of Debts; Going Concern

     Compositech's available funds, without giving effect to alternative sources of funding, are not sufficient to continue as a going concern. The Company will need additional funding to pay past due accounts payable and for operations in 2000 which may be raised through sources including:

     o    license fees;

     o    sales of equipment in connection with licensing operations;

     o    joint ventures or other collaborative relationships;

     o    mergers; or

     o    equity or debt financing.

     The Company cannot assure you that additional funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. Our funding sources may require that our trade creditors, stockholder note holders and deferred salary payees receive less than the full amounts due them in cash and receive some amount in common stock. Although discussions have been started with certain creditors in this regard, there is no assurance that the creditors will accept the proposals. If additional funds are raised or debts are settled through the issuance of equity securities or securities convertible into equity securities, the percentage ownership of then current stockholders of Compositech will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If additional funds are not available to satisfy our past due accounts payable and our short-term or long-term capital requirements, Compositech may not be able to continue as a going concern.

Liens on Assets and Patents

     Compositech's patents and certain other assets are subject to liens securing outstanding debt as follows:

     o notes payable to stockholders in the amount of $100,000 and notes payable to stockholders/directors/officers in the amount of $733,333 are collateralized by a second lien on U.S. Patents and Patent Applications;

     o notes payable to stockholders/directors/officers in the amount of $745,000 are collateralized by a first lien on Compositech's patents, patent applications and certain production equipment; and

     o term notes of $2,322,972 issued in October 1999 (to replace those issued in March, April and July 1999) are collateralized by seven pieces of production equipment.

     If the Company defaults on the notes, it could lose all or most of its patents and certain production equipment. The potential loss of these assets could force the Company to negotiate new and disadvantageous terms to extend the due dates of such notes.

The Company May Not Obtain Suitable Licensees or Joint Venture Partners

     The Company is currently seeking licensees, joint venture partners or purchasers for its technology. There can be no assurances that the Company will be able to find suitable licensees, joint venture partners or purchasers for its technology or that the Company will be able to negotiate acceptable terms with such entities if found. If Compositech is unable to find a suitable licensee or joint venture partner, it may not be able to continue as a going concern.

Competition

     The laminate manufacturing business is highly competitive. Compositech's competitors include major corporations, such as General Electric Company, which have substantial financial, marketing and technical resources. In 1994, the Company granted patent immunity on its product patents to AMP and Akzo Electronics Products NV, which, at the time, were operating a joint venture which was developing a new process to make linear laminates.

     The future success of Compositech will depend on its ability or its licensees or joint venture partners' ability to effectively market products made using Compositech's technology against competitors with potentially greater resources. The Company cannot assure you that it or its licensees or joint venture partners will be able to compete successfully in the future.

Management of Growth

     If Compositech is able to resume its manufacturing operations, it will need to expand significantly its overall level of operations. Any such expansion, however, is expected to strain the Company's management, technical, financial and other resources. To manage growth effectively, the Company must:

     o    add manufacturing capacity;

     o    add personnel;

     o    maintain a high level of quality;

     o    achieve good manufacturing efficiency; and

     o    expand, train and manage its employee base.

     Compositech's failure to add capacity and manage growth effectively could have a material adverse effect on its business, financial condition and results of operations.

Reliance on Key Personnel

     The Company believes that its success will depend to a significant extent upon the efforts of its executive officers and senior management as well as the Company's ability to attract and retain highly qualified managerial, technical and sales personnel. On December 3, 1999, the Company suspended its manufacturing operations and reduced its staff to nine and subsequently to seven employees. All manufacturing and most of its engineers were terminated. As of December 31, 1999, Christopher F. Johnson resigned from his position as President and Chief Executive Officer and from the Board of Directors to accept a position with Park Electrochemical Corp., a manufacturer of laminates.

     The loss or unavailability of our executive officers or other senior management or the inability to attract, assimilate or retain such personnel in the future could have a material adverse effect on Compositech's business, financial condition and results of operations. In addition, if the Company is able to resume manufacturing operations, it will need to hire a substantial number of skilled employees which may be difficult due to the tight labor market. The Company can give no assurance that it will be able to hire the required employees.

Dependence on a Single Manufacturing Facility; Process Disruptions

     The Company's current laminate manufacturing operations are in one building in Hauppauge, New York. If Compositech is able to resume its manufacturing operations, the fact that it does not operate multiple facilities in different geographic areas, may affect its ability to obtain and service large orders or time sensitive orders. Further, a disruption of Compositech's manufacturing operations resulting from sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood could cause Compositech to cease or limit its manufacturing operations. This could have a material adverse effect on Compositech's business, financial condition and results of operations.

Uncertainty of Production Quality and Production Costs ; Process Disruptions

     Compositech has limited experience in producing laminates on its production-scale modules. In 1998 and 1999, the Company added production modules to increase production levels and achieve economies of scale. This expansion was the first production-scale expansion undertaken by Compositech, and consequently no assurance can be given, if Compositech is able to resume its manufacturing operations, and Compositech's production facilities will meet its production targets in a timely way or that the resultant product will meet the high commercial standard needed for successful market penetration. Furthermore, the expanded production facilities may not be able to provide adequate efficiencies or produce high yields. In addition, the costs of production may not be as low as management expects, in which case the Company may not achieve profitable operations.

     The Company cannot assure you that disruptions will not occur in the future. If the Company is able to resume its manufacturing operations, the loss of revenue and earnings from such disruptions could have a materially adverse effect on its results of operations.

Dependence on Significant Customers

     Due to insufficient productive capacity, Compositech had been focusing its marketing efforts on a number of select accounts. During 1998, Teradyne, Inc. and HADCO Corporation accounted for 48% and 37%, respectively, of sales. During 1999, Teradyne, Inc. and Tyco International Ltd. accounted for 53% and 31 %, respectively, of sales. The Company's business and finances would be negatively affected if it resumed manufacturing and lost both of these customers. There can be no assurances that Compositech's current inability to maintain manufacturing operations will not have a negative impact on the Company's relations with its principal customers.

Dependence on Licensees or Joint Venture Partners

     If Compositech is able to find suitable licensees or joint venture partners for its technology and negotiate a license or transaction with them, the Company may be dependent on the manufacturing and machinery capability of companies who have limited experience with products like the Company's. There can be no assurance that such licensees or joint venture partners will successfully utilize the Company's technology and achieve a level of sales which will generate royalty income to the Company sufficient to achieve profitable operations.

Technological Change

     Compositech's laminates are used in the electronic printed circuit board industry which could encounter competition from new technologies in the future and reduce the number of circuit boards required in electronic equipment or render existing interconnect technology less competitive or obsolete.

Shortages or Poor Quality of Raw Materials or Price Increases Could Negatively Impact Business

     If the Company is able to resume manufacturing operations, the Company will purchase raw materials used to produce laminates and in certain circumstances would bear the risk of price fluctuations. In addition, shortages of and defects in certain types of materials have occurred in the past and may occur in the future. During 1997 and 1999, the Company experienced defects in incoming raw materials used to make laminates. Compositech obtained alternate sources of supply and also has explored solutions with the previous suppliers. Future shortages, defects or price fluctuations in raw materials could have a material negative effect on the Company's business, financial condition and results of operations.

     Advanced Glassfiber Yarns LLC, a major fiberglass manufacturer, has developed products to meet the Company's processing and product requirements. Should this manufacturer not continue supplying the Company's quality and quantity needs, it would have to secure another supplier. Such event could:

     o    have a material adverse effect on the ability to supply customers;

     o    reduce expected sales; and

     o    increase the costs of manufacturing products.

     No assurance can be given that an alternative supplier could meet the Company's quality and quantity needs on satisfactory terms.

Patents and Intellectual Property Protections

     Compositech believes that its patent estate and its know-how are important for the protection of its technology. Compositech cannot assure you that any patents issued to the Company will not be challenged, invalidated or circumvented or that such patents will provide substantial protection with respect to its product, process or competitive position. In addition, certain proprietary information which is considered to be of substantial value is not covered by patents and, along with the Company's other intellectual property, is subject to misappropriation or obsolescence.

     In addition, the Company granted certain immunities on its product patents to AMP and Akzo Electronics Products NV which were potential competitors of Compositech. The Company granted HT Troplast AG ("HT"), a significant stockholder of Compositech, the exclusive right under a license, to produce and market Compositech's laminates in Europe, the countries of the former Soviet Union and Turkey. Although HT exited the laminate business, the license remains in effect. Pursuant to the agreement, Compositech is obligated to sell only through HT in such territories.

Environmental Regulations

     If the Company is able to resume manufacturing operations, the Company will use copper and chemicals in its manufacturing process and limited amounts of solvents for the sole purpose of cleaning equipment. Although the Company believes that its facility complies in all material respects with existing environmental laws and regulations, no assurance can be given that violations will not occur. In the event of any future violations of environmental law and regulations, the Company could be held liable for damages and for the cost of remedial actions. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing the risks and penalties associated with a violation.

Control by Existing Stockholders and Possible Replacement of Shares

     As of December 31, 1999, officers, directors and certain other significant stockholders of Compositech beneficially owned approximately 16.4% of Compositech's common stock and voting preferred stock, including stock options and warrants exercisable within 60 days. It is expected that these stockholders will continue to control the management and policies of Compositech. Included in the beneficial ownership of officers and directors are 1,702,467 shares of common stock that were lent to the Company to use as collateral for a loan from CreditBancorp. The SEC has commenced an action against Credit Bancorp, its principals and trustee, claiming violations of the securities laws by misappropriating securities placed as collateral and has had a receiver appointed. To date, the receiver has only located 1,122,967 of the Company's shares and some or all of them are or may be in margin accounts. It is not known when and how many shares may be returned to the stockholders. In accordance with agreements with the two directors who lent the shares of common stock in question to the Company, the Company may have to replace part or all of the aforementioned shares which would dilute stockholders' ownership percentages. In addition, some of these officers, directors and other stockholders, in connection with certain outstanding loans, have a security interest in some of Compositech's manufacturing equipment and either all of Compositech's patents and patent applications or in Compositech's U.S. patents and patent applications.


Quotation of the Common Stock on The Nasdaq SmallCap Market(SM); Possible Loss of Quotation of the Common Stock

     The common stock is quoted on The Nasdaq SmallCap MarketSM. No assurance can given that the Company will continue to meet the maintenance criteria for continued listing of the common stock on The Nasdaq SmallCap MarketSM. The minimum listing requirements for continued listing The Nasdaq SmallCap MarketSM include, among other criteria:

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

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.

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

Certain Restrictive Charter and Bylaw Provisions

     Compositech's Restated Certificate of Incorporation and Bylaws allow the Board of Directors, without approval of the stockholders, to issue shares of preferred stock and to fix the rights and preferences of the preferred stock. The Board of Directors can also prohibit stockholders of Compositech from calling a special meeting unless requested by at least a majority of the outstanding voting shares. The Restated Certificate of Incorporation does not provide for cumulative voting for election of directors.

     In addition, Compositech's Bylaws provide that while the removal of a director or the entire board of directors, with or without cause, may be accomplished by the holders of the majority of shares entitled to vote, any director designated by HT, may only so be removed for cause. These provisions could have the effect of deterring unsolicited takeovers or other business combinations or delaying or preventing changes in control or management of Compositech. This may prevent transactions in which stockholders might otherwise receive a premium for the securities over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Forward-Looking Information Could be Wrong

     Information provided by the Company, including information contained in this Annual Report, contains forward-looking statements that involve risks and uncertainties. These statements deal with Compositech's future plans and growth strategies, as well as trends the Company anticipates in its industry. The Company bases these forward-looking statements largely on its expectations, which are subject to risks and uncertainties often beyond its control. The actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in this section and elsewhere in this prospectus. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this prospectus will in fact occur or prove to be accurate.

Item 2.  Description of Property

     The Company occupies approximately 33,000 square feet of leased office space and manufacturing facilities in Hauppauge, New York. The lease for such space has a five-year term expiring August 31, 2000.

Item 3.  Legal Proceedings

     The Company is a party to the following legal proceedings:

1. An action commenced on January 11, 2000 in the Supreme Court of the State of New York by Yates Foil USA, Inc. seeking damages of approximately $140,000 for goods sold and delivered. The Company is in the process of preparing an answer and is discussing a compromise of the amount sought. The amount of the claim is accrued on the books of the Company as at December 31, 1999.

2. A summary proceeding has been instituted on March 14, 2000 in the District Court of the County of Suffolk, NY by Reckson Operating Partnership, L.P. as landlord seeking damages of approximately $72,000 for non-payment of rent and eviction of the Company from the premises. The Company is in the process of preparing an answer and is discussing a compromise and payment schedule for the amount due. The amount of the claim which principally applies to year 2000 is accrued on the books of the Company in the applicable periods.

3. The Company is also a party to several legal proceedings relating to creditors which are not material.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCapSM Market under the symbols "CTEK" and "CTEKW", respectively.

     The following sets forth the range of the high and low sales prices for the Common Stock, as reported on the Nasdaq SmallCap Market :

                                                    1998
                                                    ----
                                              High        Low
                                              ----        ---
                   First quarter             2 19/32     1 3/8
                   Second quarter            2 5/8       1 5/8
                   Third quarter             1 7/8          1
                   Fourth quarter            1 3/4          1

                                                    1999
                                                    ----
                                              High        Low
                                              ----        ---
                   First quarter             3 1/4       1 1/32
                   Second quarter            4 1/16      1 9/32
                   Third quarter             2 1/2        31/32
                   Fourth quarter            2 7/16         1

     There were approximately 216 holders of record of shares of Common Stock as of March 14, 2000.

     The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

     The following presents information concerning securities issuances of the Company during the last fiscal year not previously reported by the Company in a quarterly report on Form 10-QSB. See also Notes 4, 5, 6, 7, 8 and 14 to the Financial Statements. The sales of all such securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions not involving a public offering.

     In December 1999, the Company sold 250,000 shares of its Common Stock to certain accredited investors in a private placement, realizing $195,500. In connection with this private placement, Trautman Wasserman, its placement agent received $17,000 in commisions. In December 1999, the Company issued 894,165 shares of its common stock to certain accredited investors, as repayment of promissory notes, to satisfy obligations totaling $508,565, including accrued interest, as of the date of the stock issuance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was founded in 1984 to develop copper-clad fiberglass epoxy laminates used to manufacture printed circuit boards required by the electronics industry. The Company has developed and is moving to commercialize its unique nonwoven copper-clad fiberglass reinforced epoxy laminates. As part of its development program, the Company patented the laminate, the process used to manufacture the laminate and the equipment to produce the laminates. The first prototype equipment was designed and assembled to produce 24" x 24" laminates. In 1995, initial production scale prototype equipment to produce 36" x 48" laminates was completed. In 1997, the Company completed the installation of advanced 36" x 48" production equipment purchased with the proceeds of the Company's Initial Public Offering in July 1996. In 1998 and continuing into 1999, the Company completed the installation of a second phase of 36" x 48" production equipment purchased with the proceeds of the 5% Convertible Debentures and the 7% Series B Convertible Preferred Stock.

     During 1998 and 1999, the Company produced and sold its laminates in limited quantities through a highly focused sales effort to gain production experience and product performance data. However, this highly focused sales effort left the Company vulnerable to order volatility. Throughout 1998 and 1999, the Company worked on adjusting and enhancing its production equipment and its manufacturing processes. Production ramp up issues, coupled with order volatility, led to a much slower than expected expansion in production capacity.

     In the second half of 1999, Compositech experienced a demand for product that was greater than its production capability and the Company was unable to obtain adequate financing to maintain or expand its manufacturing capabilities. On December 3, 1999, the Company suspended manufacturing operations at its facility in Long Island, New York due to inadequate financial resources. As a result of this action, the Company's staff was ultimately reduced from 124 employees to seven. The retained employees include the Company's Chairman, Chief Financial Officer, Vice President, Engineering, Vice President, Sales and Controller. Compositech is currently in discussions with financial advisors exploring strategic opportunities including mergers and acquisitions which would provide an infusion of capital and the ability to exploit the full potential of its technology. The Company is also seeking potential licensees, joint venture partners or purchasers for its technology. In addition, the Company is currently conducting a private placement of both debt and equity to meet short-term capital requirements and is negotiating for additional financing.

     In December of 1999, the Company received notice from the Quebec Investors that they intended to begin the process of liquidation and dissolution of the Canadian joint venture due principally to the Company's inability to finance itself adequately which resulted in an inability to obtain necessary financing for the joint venture in the required time periods.

     Effective December 31, 1999, Christopher F. Johnson, President and Chief Executive Officer, who was hired in June of 1998, resigned from his position and as a member of the Board of Directors to accept a position with Park Electrochemical Corp., a manufacturer of laminates.

     As a result of the suspension of manufacturing activities and the termination of the Canadian joint venture, the Company recorded restructuring charges of approximately $7.4 million. The charges include an impairment of the value of property and equipment of approximately $3.3 million due to the suspension of manufacturing operations, a $3.8 million charge relative to the loss on the termination of the Canadian joint venture and provisions totaling approximately $274,000 for other items, including a writeoff of prepaid manufacturing expenses and provisions related to the future lease costs of the manufacturing facility. In addition, a related writedown of inventory of approximately $153,000 was charged to manufacturing expenses. In connection with the restructuring charges, approximately $200,000 is expected to be paid in the year 2000, while all other amounts included in the restructuring charge were non-cash items.

     In February 1998, the Company entered into joint venture and license agreements with a Taiwanese investor group to manufacture Compositech's laminates in Taiwan. See "Item 1 - Joint Ventures" for information regarding settlement agreement.

Results of Operations - Years Ended December 31, 1999 and 1998

     Sales of laminates increased to $736,889 in 1999 from $350,112 in 1998. The increase in sales was attributable to the increased demand for the Company's product from the Company's larger customers, including the supply agreement with Teradyne, Inc., which was signed in June of 1999.

     Licensing income, net of expenses, decreased to $58,099 in 1999 from $64,284 in 1998. The income consisted of an amortization of an upfront licensing payment that was received from the Taiwanese joint venture partners in early 1998.

     Manufacturing expenses increased to $5,833,951 in 1999 from $4,248,421 for 1998, reflecting the higher levels of direct expenditures related to the increased level of sales and manufacturing activity, process enhancements and improvements to process reliability as well as the recruiting and training of additional manufacturing personnel and related expenses, in anticipation of increased sales. Included in this total is a non-recurring writedown of inventory totaling $153,068 related to the suspension of manufacturing operations. Depreciation expense, a non-cash item, increased to $758,205 in 1999 from $679,742 in 1998, reflecting the higher level of production equipment placed in service during the past eighteen months.

     Selling, general and administrative expenses increased to $1,733,919 in 1999 from $1,254,739 in 1998. Increases in payroll related costs in connection with the new chief executive officer, technical director and West Coast sales manager were partially offset by a decrease in recruitment costs. Professional fees, consulting costs and investor relations expense increased by approximately $325,000 due primarily to higher legal expenses and higher financial public relations costs, which included the amortization of approximately $201,000 of the estimated fair market value of warrants given to a consulting firm in exchange for public relations and investment banking services for the calendar year 1999. Included in the 1999 total are non-cash items totaling $45,863 representing partial compensation costs for a company executive and for non-employee directors, which the Company will pay in shares of its common stock. During 1999, approximately $465,000 of selling, general and administrative expenses were charged to the Canadian joint venture, in accordance with the joint venture agreements, compared with $389,000 of charges in 1998.

     Research and development expenses decreased to $173,265 in 1999 from $282,756 in 1998, reflecting a reduced level of development of new processes and concentration on manufacturing activities.

     The restructuring charges of $7,357,604 consisted of $3,289,879 applicable to an impairment in the value of property and equipment due to the suspension of manufacturing operations, $3,793,596 applicable to the loss on the termination of the Canadian joint venture, which is to be liquidated during calendar year 2000, and $274,129 of other charges, including a writeoff of prepaid manufacturing expenses and provisions related to the future lease costs of the manufacturing facility

     Interest expense, net of interest capitalized, increased to $347,868 in 1999 from $131,693 in 1998. The increase is related to the addition of term notes and the short term bridge notes in 1999. The 1998 period also included a reduction of $101,000 due to the capitalization of interest on construction in progress; the 1999 period included only a $23,000 reduction, reflecting the reduced level of construction in progress projects during 1999.

     Amortization of debt discount and expenses increased to $1,632,586 in 1999 from $497,603 for 1998. The expense for 1999 includes $1,319,518 of amortization of debt discount, expenses and warrants granted in connection with term notes. The 1998 period reflected the amortization of costs associated with the 5% convertible debentures, including accelerated amortization of $473,325 as a result of debenture conversions during the four months ended April 30, 1998.

     Other income (expense) increased to ($26,035) in 1999 from $112,415 in 1998. The increased expense reflects a provision for severance due to a former officer. The 1998 income included refunds received applicable to prior year property taxes and adjustments of prior period professional fee charges.

     The equity in the operations of the Canadian joint venture decreased to a loss of $133,296 in 1999 from a profit of $36,831 in 1998. These amounts represent the Company's 50% share of the net profit or loss of the joint venture. The loss recognized in the 1999 periods reflect the higher level of pre-opening costs incurred by the joint venture, including the hiring of a general manager and chief financial officer. The 1998 profit resulted from a cumulative adjustment of interest income recorded by the joint venture on its short term investments in excess of administrative and marketing costs incurred.

     The foregoing resulted in the Company having a net loss of $16,394,897 in 1999, including $7,357,604 of restructuring charges, compared to a net loss of $5,810,595 in 1998. The increased loss was attributable primarily to the restructuring charges and increases in manufacturing, selling, general and administrative expenses, as well as the increase in non-cash amortizations. The net loss included non-cash items of $10,184,525 in 1999 as compared to $1,002,185 in 1998.

Liquidity and Capital Resources

     Prior to its initial public offering in 1996, the Company had financed its operations through private placements of debt and equity securities and from income from a patent immunity agreement. Some of this financing had come from officers and directors of the Company. The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1998 and December 31, 1999 financial statements, which express substantial doubt about the Company's ability to continue as a going concern. The Company expects operating losses to continue in 2000. As of December 31, 1999, the Company had approximately $73,000 of available cash and cash equivalents. During January through March 2000, the Company received net proceeds aggregating approximately $97,000 through the sale of shares of its common stock in a private placement and proceeds of approximately $156,000 through the exercise of warrants. At March 30, 2000, the Company had approximately $87,000 of cash and cash equivalents; however, the Company will require additional funding to cover current operations, which require approximately $120,000 a month based on current levels of operations, until revenues from licensing or technology sales are sufficient.

     Net cash and cash equivalents used in operating activities increased to $4,350,205 for 1999 from $3,505,961 for 1998. The net loss for 1999 was partially offset by the non-cash charges for restructuring charges, depreciation and amortization of debt discount and expenses, totaling $10,005,366 as well as the increase in accounts payable, accrued interest and accrued liabilities of $1,595,881. The net licensing fees received from the Taiwan joint venture of $930,000 was the primary source of funds provided by operating activities for 1998, with $777,249 deferred to future periods for financial reporting purposes. Decreases in accounts receivable from joint venture and in inventories as well as increases in deferred salaries, accrued interest and accounts payable accounted for the balance of the significant 1998 sources of cash.

     Net cash and cash equivalents used in investing activities decreased to $363,045 in 1999 from $1,190,988 for 1998. Capital expenditures for equipment and advance payments for equipment decreased to $332,946 in 1999 from $694,297 for 1998. The decrease is attributable to the completion of the plant expansion that was begun in 1997. Investments in joint ventures totaled $467,487 in 1998, reflecting the Taiwan joint venture investment.

     Cash flows from financing activities increased to $4,684,161 in 1999 from $4,174,981 for 1998. The significant sources of funds provided by financing activities for 1999, net of expenses, were: (i) the sale of 54,000 shares of Series C Preferred Stock, totaling $434,570; (ii) Net proceeds from promissory notes and Term Notes totaling $2,088,981 and (iii) the sale of Common Stock through a number of private placements during 1999, totaling $2,464,944. The principal financing activities in the 1998 period, net of expenses, were: (i) the sale of Common Stock to the Taiwanese joint venture, totaling $952,500 ;
(ii) the sale of the Series B Stock which provided $1,900,000 ; (iii) the sale of Common Stock through a private placement during November and December of 1998, totaling $435,525 ; (iv) the advance received from the Taiwanese joint venture on the second half of their stock purchase obligation, totaling $500,000 and (v) the loan through an insured credit facility, totaling $395,025.

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

Year 2000

     The Company recognized the need to ensure its operations were not adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are recognized as a risk. Prior to the 1999 year end, the Company has received favorable responses from most of the third parties it communicated with, indicating that their companies were either Year 2000 compliant or planned to be compliant prior to year end.

     The Company's information technology ("IT") systems consists of a series of personal computers, linked via a network, which process data using purchased software programs produced and maintained by large software vendors. The Company exposure to any material Year 2000 problems was relatively small because its financial and operating software systems have been produced and maintained by large software vendors, who have made updates available or updated versions available that are Year 2000 compliant, at a nominal cost. The Company's IT equipment was evaluated for its Year 2000 capabilities and repair or renovation, if necessary, was completed prior to the end of the fourth quarter of 1999. The vast majority of the Company's production related non-IT systems use processors that have no date related functionality, and accordingly, have no Year 2000 issues. The cost of the Company's Year 2000 initiatives were not material to the Company's results of operations or financial position. Following year end 1999, the Company's information systems suffered no significant problems or downtime as a result of Year 2000 issues.

Item 7.  Financial Statements

     The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table lists the Company's current directors and executive officers.

Name                        Age  Position(s) With the Company
----                        ---  ----------------------------
Jonas Medney                71   Director, President and Chairman
Samuel S. Gross             73   Director, Executive Vice President, Secretary,
                                 Treasurer and Chief Financial Officer
Willard T. Jackson(1)(2)    72   Director
Fred E. Klimpl              65   Director
Robert W. Middleton (2)     61   Director
Heinz-Gerd Reinkemeyer (1)  62   Director
James W. Taylor (1) (2)     81   Director


----------
    (1)   Member of Compensation Committee
    (2)   Member of Audit Committee

         The following table lists other management personnel:

Name                        Age  Position(s) With the Company
----                        ---  ----------------------------
Richard Lucier              66   Vice President, Sales
Ralph W. Segalowitz         41   Vice President, Engineering
Kenneth J. Thompson         42   Controller


Management and Directors

     Jonas Medney, Director, President and Chairman, has over 40 years of experience in the composites industry and has more than 50 patents. Mr. Medney has been a director and Chairman of the Company since its inception in 1984. He co-founded Lamtex Industries, a public company which was a pioneer in filament-wound composites, which was acquired by Koppers Company in 1963. He co-founded Fiberglass Resources Corporation, a manufacturer of filament wound epoxy pipes and conduits, with Mr. Klimpl. This company was acquired by Koch Industries in 1983. Mr. Medney is a graduate of the Massachusetts Institute of Technology (B.S. Mechanical Engineering).

     Samuel S. Gross, Director, Executive Vice President, Secretary, Treasurer and Chief Financial Officer, is a certified public accountant and has been Executive Vice President and Treasurer of the Company since 1990. He had been a consultant to the Company and a director since 1987. He was previously a partner at Ernst & Young LLP where he was responsible for the Fiberglass Resources
Corporation account. Mr. Gross was affiliated with Ernst & Young LLP and its predecessors for 39 years. He is a director and Secretary/Treasurer of the National Mental Health Association, Honorary Director and former Chairman of the Board of Directors of the Mental Health Association in New York State, Inc., and a director and former president of Long Island Transportation Management, Inc. Mr. Gross is a graduate of City College of New York (B.B.A.).

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

     Board of Directors. The Board of Directors consists of Messrs. Medney and Gross and five outside directors: Willard T. Jackson, Fred E. Klimpl, Robert W. Middleton, Heinz-Gerd Reinkemeyer and James W. Taylor.

     Willard T. Jackson, private investor, retired in 1988 as a partner of Brundage, Story and Rose, a New York investment counseling firm in which he became a partner in 1969. He has been a director since January 1988. Mr. Jackson is a graduate of Middlebury College (A.B.) and Columbia University (M.B.A.). He is a trustee emeritus of Middlebury College.

     Fred E. Klimpl, Director, has over 35 years of experience in the composites industry and has over 25 patents. Mr. Klimpl has been a director of the Company since its inception in 1984. He was co-inventor and a key manager in the development and marketing of the fiberglass underground gasoline tank program for Owens-Corning Fiberglas Corp. He was subsequently responsible for the start-up and marketing of a fiberglass pipe business for Ciba-Geigy Corporation. Mr. Klimpl is a graduate of Lowell University (B.S. Textile Engineering) and Stevens Institute of Technology (M.S. Industrial Management).

     Robert W. Middleton was elected as a director in March 1996 and has acted as an investment banker to the Company in its prior financings and with respect to the Company's initial public offering. He has been Chairman of The Middleton Group, LLC, a firm of investment bankers associated with Gemini Financial Corporation, since October 1998. He was Managing Director-Corporate Finance of Trautman Wasserman & Company Incorporated, an investment banking firm, from 1993 to October 1998. From 1985 to October 1993, Mr. Middleton was, successively, Director of Corporate Finance of Barclay Investments, Inc., and a Vice President at C.L. King & Associates, Inc. Prior to that time, he was associated with Fahnestock & Company from 1983 to 1985 and was a general partner from 1984-1985. From 1974 to 1983, Mr. Middleton held various positions with Burgess & Leith, Inc., including Senior Vice President and Director, while serving as Manager of the New York office. He attended Princeton University. Mr. Middleton is the designee of. Trautman Wasserman & Company Incorporated to the Board pursuant to the terms of a financing agreement.

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

     James W. Taylor has been a director since 1987. He is the former Chairman of the Board of Reuter Manufacturing Inc., where he was President from 1992 to 1998. He is a certified management consultant. He was a director from 1967 to 1973 and President from 1970 to 1973 of the international management consulting firm, Booz Allen & Hamilton. Mr. Taylor was President and a director of Bradford Trust from 1973 to 1975. He has served as a director of Insilco Corporation, Times Fiber Communications, Inc., The Enterprise Companies, Techalloy, Inc., Amphenol Inc. and Knogo Corporation. He is a life trustee of Carnegie Mellon University. He was a trustee of Beaver College and was a vice president and director of the Association of Consulting Management Engineers and of the Institute of Management Consultants. He holds a B.S. from Carnegie Mellon University.

     On November 26, 1999, Pierre Laflamme, a director who was appointed by the Quebec Investors, resigned from the Board of Directors.

     As of December 31, 1999, Christopher F. Johnson resigned from his position as President and Chief Executive Officer and from the Board of Directors to accept a position with Park Electrochemical Corp., a manufacturer of laminates.

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

     Item 13. Exhibits and Reports on Form 8K

     (a)  Exhibits:

 Exhibit                                                                                                     Note
  Number                                              Exhibit                                               Number
-------------------------------------------------------------------------------------------------------------------------------
     3.1 Restated Certificate of Incorporation of the Company.                                                  (3)
     3.2 Amendment to the Restated Certificate of Incorporation of the Company                                  (1)
     3.3 By-Laws, As Amended, of the Company.                                                                   (2)
     3.4 Certificate of Designations for 7% Series B Convertible Preferred Stock dated as of May 29, 1998       (8)
     3.5 Certificate of Designation for the Company's  Series C 8% Convertible  Preferred  Stock,  filed on
         November 1, 1999.                                                                                      (12)
     3.6 Certificate of Correction of Certificate of Designation for the Company's  Series C 8% Convertible
         Preferred Stock, filed on November 8, 1999.                                                            (12)
     4.1 Specimen Common Stock Certificate.                                                                     (2)
     4.2 Specimen Warrant Certificate.                                                                          (2)
     4.3 Representative's Unit Purchase Option dated as of July 9, 1996.                                        (2)
     4.4 Warrant  Agreement dated as of July 9, 1996 between the Company and  Continental  Stock Transfer &
         Trust Company.                                                                                         (2)
     4.5 Form of 10% Secured Note.                                                                              (2)
   4.5.1 Security Agreement dated August 3, 1995 among the Company and certain secured parties.                 (2)
     4.6 Form of Secured Note.                                                                                  (2)
   4.6.1 Security and  Intercreditor  Agreement dated as of October 30,  1992 among the Company and certain
         secured parties covering listed patent collateral.                                                     (2)
     4.7 Notes issued by the Company between May 28, 1992 and February 16,  1993 in the aggregate amount of
         $550,000 payable to Willard Jackson.                                                                   (2)
     4.8 Form of agreements between the Company and certain officers,  directors and  stockholder/creditors
         to defer maturity of Secured Notes, 10% Secured Notes, and certain other notes.                        (1)
    10.1 Lease Agreement dated August 29, 1990 between the Company and Ricefield Number Six.                    (2)
  10.1.1 First Amendment of Lease dated June 30, 1995 between the Company and Ricefield Number Six.             (2)
    10.2 Patent  Immunity  Agreement dated March 15, 1994,  among the Company and AKZO Electronic  Products
         B.V. and AMP Incorporated.                                                                             (2)
    10.3 Stock Purchase Agreement dated as of June 22, 1990, between the Company and HT Troplast AG.            (2)
  10.3.1 Amendment  No. 1 to Stock  Purchase  Agreement  dated June 22,  1990  between  the  Company and HT
         Troplast AG (Amendment No. 1 dated January 10, 1996).                                                  (2)
    10.4 Technical Cooperation Agreement between the Company and HT Troplast AG dated as of June 22, 1990.      (2)
    10.5 License Agreement between the Company and HT Troplast AG dated as of June 22, 1990.                    (2)
  10.5.1 Amendment to the License Agreement dated May 18, 1994 between the Company and HT Troplast AG.          (2)
    10.6 Consent  to the  transfer  of  rights of Huls  Troisdorf  AG in  respect  of the  Company  to Mora
         Beteiligungs AG (now HT Troplast AG) dated February 4, 1994.                                           (2)
  10.6.1 Acknowledgment  of assumption  of  obligations  of Huls  Troisdorf AG in respect of the Company by
         HT Troplast AG dated August 19, 1994.                                                                  (2)
    10.7 Form of Warrants issued on May 28, 1992.                                                               (2)
    10.8 Form of Warrants issued on November 16, 1993.                                                          (2)
    10.9 Form of Subscription Agreement for Series A Convertible Preferred Stock issued in 1994.                (2)
   10.10 Form of Warrants issued or amended between August 3, 1995 and March 12, 1996.                          (2)
   10.11 Common Stock Purchase Agreement between the Company and Win Win Venture Capital  Corporation dated
         as of April 1, 1996.                                                                                   (2)
   10.12 Agreements to defer salary between the Company and certain employees of the Company.                   (2)
  *10.13 Nonqualified Stock Option Plan dated April 12, 1988.                                                   (2)
  *10.14 Stock Award Plan.                                                                                      (2)
*10.14.1 Compositech Ltd. Amended and Restated Stock Award Plan.                                                (9)

 Exhibit                                                                                                     Note
  Number                                              Exhibit                                               Number
-------------------------------------------------------------------------------------------------------------------------------
  *10.15 Employment Agreement dated as of January 1, 1996 between the Company and Samuel S. Gross.              (2)
  *10.16 Employment Agreement dated as of January 1, 1996 between the Company and Fred E. Klimpl.               (2)
  *10.17 Employment  Agreement  dated as of January 1, 1996 between the
         Company and Jonas Medney.                                                                              (2)
  *10.18 Common Stock Purchase Agreement between the Company and Win Win Venture Capital  Corporation dated
         as of June 26, 1996.                                                                                   (2)
   10.19 Form of Securities Purchase Agreement between the Company and certain investors.                       (5)
   10.20 Form of 5% Convertible Debenture between the Company and certain investors.                            (5)
   10.21 Form of Registration Rights Agreement between the Company and certain investors.                       (5)
   10.22 Form of Security Agreement between the Company and certain investors.                                  (5)
   10.23 Form of License Security Agreement between the Company and certain investors.                          (5)
   10.24 Technology Licensing Agreement dated October 16, 1997, by and between the Company and Lamines          (6)
         CTEK Inc.
   10.25 Subscription Agreement dated October 16, 1997, by and among:  Societe Innovatech du Grand              (6)
         Montreal, Industries Devma Inc. (a subsidiary of Societe generale de financement du Quebec),
         Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Fonds regional de solidarite Ile de
         Montreal and the Company.
   10.26 Registration Rights Agreement dated October 16, 1997, by and among:  Societe Innovatech du Grand       (6)
         Montreal, Industries Devma Inc., Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company.
   10.27 Subscription Agreement dated October 16, 1997, by and between the Company and Lamines CTEK Inc.        (6)
   10.28 Shareholders Agreement dated October 16, 1997, among the Shareholders of Lamines CTEK Inc.             (6)
   10.29 Stock Exchange Agreement dated October 16, 1997, by and among:  Societe Innovatech du Grand            (6)
         Montreal, Industries Devma Inc., Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company.
   10.30 Sales Agency and Marketing Agreement dated October 16, 1997, by and between Lamines CTEK Inc. and      (6)
         the Company.
   10.31 Agreement with respect to electing a nominee of the Quebec Investors to the Board of Directors of      (6)
         Compositech Ltd. dated October 16, 1997, by and among:  Societe Innovatech du Grand Montreal,
         Industries Devma Inc., Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Fonds regional de solidarite Ile de Montreal and the Company and certain of its principal shareholders.
   10.32 Agreement to Form a Joint Venture by and between the Company and Fidelity Venture Capital Corp.        (7)
         and Fidelity Investors, dated February 9, 1998.
   10.33 Patent,  Information and Trademark Agreement by and between the Company and Compositech Taiwan (or     (7)
         Compositech  Technologies,  Inc.). Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.
 10.33.1 Patent,  Information  and  Trademark  Agreement -  Amendment  No. 1 by and between the Company and     (7)
         Compositech Taiwan (or Compositech Technologies, Inc.).
   10.34 Purchase   Agreement  by  and  between  the  Company  and   Compositech   Taiwan  (or  Compositech     (7)
         Technologies, Inc.).
   10.35 Convertible  Preferred Stock Purchase  Agreement dated as of May 29, 1998, between the Company and     (8)
         JNC Opportunity Fund Ltd.
   10.36 Registration  Rights  Agreement dated as of May 29, 1998,  between the Company and JNC Opportunity     (8)
         Fund Ltd.
   10.37 Bridge  Note  Purchase  Agreement  dated March 16,  1999  between  the  Company and SovCap  Equity     (10)
         Partners, Ltd.
   10.38 Bridge Note dated March 16, 1999 between the Company and SovCap Equity Partners, Ltd.                  (10)
   10.39 Attached  Repricing  Warrant dated March 16, 1999 between the Company and SovCap Equity  Partners,     (10)
         Ltd.
   10.40 Common  Stock  Purchase  Warrant  dated  March 16, 1999  between  the  Company  and SovCap  Equity     (10)
         Partners, Ltd.

 Exhibit                                                                                                     Note
  Number                                              Exhibit                                               Number
-------------------------------------------------------------------------------------------------------------------------------
   10.41 Registration  Rights  Agreement  dated  March 16,  1999  between  the  Company  and SovCap  Equity     (10)
         Partners, Ltd.
   10.42 Placement  Agency  Agreement  dated March 16, 1999  between  the  Company  and  Sovereign  Capital     (10)
         Advisors LLC.
   10.43 Sovereign  Warrant  Agreement  dated March 16, 1999  between  the  Company and  Sovereign  Capital     (10)
         Advisors LLC.
   10.44 Sovereign  Warrant  Certificate  dated March 16, 1999  between the Company and  Sovereign  Capital     (10)
         Advisors LLC.
   10.45 First Amendment to Bridge Note Purchase  Agreement,  dated April 21, 1999, between the Company and     (11)
         Purchasers of the Second Closing Bridge Notes
   10.46 Second Amendment to Bridge Note Purchase  Agreement,  dated July 28, 1999, between the Company and     (11)
         Purchasers of the Third Closing Bridge Notes
   10.47 Second Amendment to the Registration  Rights  Agreement,  dated
         July 28, 1999,  between the Company (11) and the  Purchasers of the First, Second and Third Closing Bridge Notes
   10.48 Retirement and Consulting Agreement, dated May 28, 1999, between the Company and Fred E. Klimpl        (11)
   10.49 Supply and Joint  Product  Development  Agreement,  dated June 1, 1999,  between  the  Company and     (11)
         Teradyne, Inc.
   10.50 Form of  Promissory  Note  between  the  Company  and  certain investors in connection with a private
         placement of short term bridge  notes which had its most recent  closing on October 22, 1999.          (12)
   10.51 Convertible Preferred Stock Purchase Agreement, dated as of November 5, 1999 between the Company
         and The Shaar Fund Ltd.                                                                                (12)
   10.52 Registration Rights Agreement dated as of November 5, 1999, between the Company and The Shaar
         Fund Ltd.                                                                                              (12)
   10.53 Common Stock Purchase Warrant dated November 5, 1999 between the Company and The Shaar Fund Ltd.       (12)
   10.54 Letter agreement, dated October 27, 1999 concerning the Bridge Note Purchase Agreement between
         Compositech and SovCap Equity Partners, Ltd.                                                           (12)
   10.55 Form of Investor Subscription Agreement between Compositech and certain investors in connection with a private placement of Compositech's common stock which had its final closing on July 27,
         1999.                                                                                                  (12)
   10.56 Form of Common Stock Purchase Warrant issued in connection with Compositech's private placement,
         which had its final closing on July 27, 1999.                                                          (12)
   10.57 Letter agreement, dated November 22, 1999, concerning the Series 1 Bridge Note Purchase and
         Security Agreement, as amended, between Compositech and certain Purchasers                             (1)
   10.58 Form of Series 1 Bridge Financing Note dated October 4, 1999 between Compositech and SovCap
         Equity Partners, Ltd.                                                                                  (1)
   10.59 Form of Common Stock Purchase Warrant dated October 4, 1999 between Compositech and SovCap Equity
         Partners, Ltd.                                                                                         (1)
   10.60 Form of Attached Repricing Warrant dated October 4, 1999 between Compositech and SovCap Equity
         Partners, Ltd.                                                                                         (1)
   10.61 Secured Convertible Bridge Financing Note dated October 4, 1999 between Compositech and Sovereign
         Capital Advisors, LLC                                                                                  (1)
   10.62 Sovereign Warrant Agreement dated October 4, 1999 between Compositech and Sovereign Capital
         Advisors LLC.                                                                                          (1)
   10.63 Form of Promissory Note between Compositech and certain qualified investors with a term of 14
         days                                                                                                   (1)
   10.64 Form of Promissory Note between Compositech and certain qualified investors with a term of 30
         days                                                                                                   (1)
   10.65 Form of Promissory Note between Compositech and certain qualified investors with a term of 30
         days and time-dependent warrant coverage                                                               (1)
   10.66 Form of Common Stock Purchase Warrant issued in connection with
         Compositech's private placements.
   10.67 Form of Convertible Promissory Note between the Company and certain investors in

 Exhibit                                                                                                     Note
  Number                                              Exhibit                                               Number
-------------------------------------------------------------------------------------------------------------------------------

         connection with a private placement of short term bridge notes which had its most recent closing
         on January 16, 2000.                                                                                   (1)
   10.68 Form of Investor Subscription Agreement between Compositech and certain investors in connection with a private placement of Compositech's common stock which had its most recent closing on March
         3, 2000.                                                                                               (1)
   10.69 Settlement Agreement dated February 17, 2000, by and between Compositech Ltd.,
         Cheng Xin  Technology  Development  Corporation  (as  successor  in interest  to Fidelity  Venture
         Capital Corp.), Composite Technologies. Inc. and investors in Composite Technologies, Inc.             (13)
    23.1 Consent of Ernst & Young LLP                                                                           (1)
    27.1 Financial Data Schedules (Edgar version only)                                                          (1)

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

     (9) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.
          (10) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.

     (11) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1999.

     (12) Incorporated by reference to a previously filed Exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1999.

     (13) Incorporated by reference to a previously filed Exhibit to the Company's Form 8-K dated March 7, 2000.


         (b) Form 8-K Reports:


                                                                                             Financial
       Date of Report                               Item Reported                         Statements Filed
------------------------------     ------------------------------------------------    ----------------------

        June 29, 1999              Item 5 - Other Events                                        No
                                   (Press release announcing signing of supply
                                   and joint product development agreement with
                                   Teradyne, Inc.)

      December 16, 1999            Item 5 - Other Events                                        No
                                   (Press release confirming merger and
                                   acquisition talks and plans to identify
                                   strategic partners; Company awaits closing of
                                   private placement and substantially reduces
                                   expenses.)

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COMPOSITECH LTD.

Date:  March 30, 2000                                By:  /S/ Jonas Medney
                                                          ---------------------
                                                          Jonas Medney
                                                          Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       /S/ Jonas Medney                                 March 30, 2000
 --------------------------------------------
 Jonas Medney
 Chairman of the Board, Director
 (Principal Executive Officer)

       /S/ Samuel S. Gross                              March 30, 2000
 --------------------------------------------
 Samuel S. Gross
 Executive Vice President, Secretary,
 Treasurer and Director
 (Principal Financial and Accounting Officer)

       /S/ Willard T. Jackson                           March 30, 2000
 --------------------------------------------
 Willard T. Jackson, Director

       /S/ Fred E. Klimpl                               March 30, 2000
 --------------------------------------------
 Fred E. Klimpl, Director

       /S/ Robert W. Middleton                          March 30, 2000
 --------------------------------------------
 Robert W. Middleton, Director

       /S/ Heinz-Gerd Reinkemeyer                       March 30, 2000
 --------------------------------------------
 Heinz-Gerd Reinkemeyer, Director

       /S/ James W. Taylor                              March 30, 2000
 --------------------------------------------
 James W. Taylor, Director

                          Index to Financial Statements


                                                                           Pages
                                                                           -----

Report of Independent Auditors............................................. F2

Balance Sheets as of December 31, 1999 and 1998............................ F3

Statements of Operations for the years ended
 December 31, 1999 and 1998................................................ F4

Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1999 and 1998......................................... F5

Statements of Cash Flows for the years ended
 December 31, 1999 and 1998................................................ F6

Notes to Financial Statements.............................................. F7



                                       F1

                         Report of Independent Auditors


The Board of Directors and Stockholders
Compositech Ltd.


We have audited the accompanying balance sheets of Compositech Ltd. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compositech Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company suspended its manufacturing operations on December 3, 1999 due a lack of financing and refocused its resources on locating suitable licensees, joint venture partners or purchasers for its patented technology and equipment design. Further, the Company has incurred recurring operating losses and has a working capital deficiency. The Company requires, and is currently negotiating for, additional funding from financing or other sources to satisfy its existing liabilities and cover future operating expenses until sufficient revenues are generated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                                        /s/ Ernst & Young LLP

Melville, New York
March 3, 2000






                                       F2

                                 COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                      December 31     December 31
                                                                                                         1999            1998
                                                                                                     ------------    ------------
ASSETS                                                                                                 (Note 1)
Current assets:
  Cash and cash equivalents                                                                               $73,197        $102,286
  Accounts receivable trade - net                                                                          82,783          27,273
  Accounts receivable from joint venture                                                                                  103,696
  Inventories                                                                                              15,000         254,784
  Prepaid expenses and other                                                                               48,412         165,827
                                                                                                     ------------    ------------
        Total current assets                                                                              219,392         653,866

Property and equipment held for sale                                                                    2,000,000
Property and equipment at cost - net                                                                                    5,721,215
Investment in joint ventures - net of accumulated amortization
         of $21,750 (1998)                                                                                466,000       5,562,090
Advance payments on construction-in-progress                                                                               16,753
Deferred debt expense - net of accumulated amortization of $461,078 (1999)                                 49,163         133,728
Other assets and other deferred charges, net of accumulated amortization
       of $658,375 (1999) and $19,256 (1998)                                                              401,894         151,110
                                                                                                     ------------    ------------
Total assets                                                                                           $3,136,449     $12,238,762
                                                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                                     $1,814,421        $637,861
  Deferred salaries                                                                                       152,362         194,739
  Accrued interest - $44,276 (1999) and all (1998) to stockholders                                        104,423           5,880
  Other accrued liabilities                                                                               642,762         413,982
  Deferred licensing income                                                                                                64,248
  Loans and notes payable                                                                               2,976,935         438,917
  Notes payable to directors/stockholders                                                                 158,333
                                                                                                     ------------    ------------
        Total current liabilities                                                                       5,849,236       1,755,627

Non-current liabilities:
  Notes payable to directors/stockholders                                                               1,420,000       1,595,000
  Deferred salaries - officers/directors                                                                  913,135         814,481
  Accrued interest - directors/stockholders                                                               366,476         248,948
  Capital lease obligations                                                                                                 9,235
  Deferred licensing income                                                                               643,840         713,001
  Advances received                                                                                       500,000         500,000
                                                                                                     ------------    ------------
        Total non-current liabilities                                                                   3,843,451       3,880,665


7% Series B convertible preferred stock, par value $0.01 ; stated value $10,000 per share ;
    authorized shares - 220, issued and outstanding shares - 220 (1998)                                                 2,200,000

Commitments

Stockholders'  equity (deficiency) :
  Undesignated preferred stock; authorized 3,799,780 shares, none issued and outstanding
  Series A convertible preferred stock, par value $3.00 per share; authorized shares - 714,161,
    issued and outstanding shares - 393,997 (1999) and 550,995 (1998)                                   1,181,991       1,652,985
  Series C 8% convertible preferred stock, par value $0.01 per share; authorized shares - 200,000
    issued and outstanding shares - 54,000 (1999)                                                         540,000
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 18,023,613 (1999) and 13,150,128 (1998)                               180,236         131,502
  Additional paid-in capital                                                                           44,449,398      37,436,677
  Cumulative foreign currency translation adjustment                                                                     (552,039)
  Deficit                                                                                             (50,349,052)    (33,954,155)
                                                                                                     ------------    ------------
                                                                                                       (3,997,427)      4,714,970
  Less treasury stock to be received                                                                   (1,746,987)
  Less notes receivable received for issuance of common stock                                            (811,824)       (312,500)
                                                                                                     ------------    ------------
    Total stockholders' equity (deficiency)                                                            (6,556,238)      4,402,470
                                                                                                     ------------    ------------
Total liabilities and stockholders' equity (deficiency)                                                $3,136,449     $12,238,762
                                                                                                     ============    ============

See accompanying notes.


                                       F3

                                 COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS

                                                                                                            Year ended
                                                                                                           December 31
                                                                                                 ----------------------------------
                                                                                                     1999                  1998
                                                                                                 ------------          ------------
Revenues:
  Sales                                                                                              $736,889              $350,112
  Licensing                                                                                            58,099                64,284
                                                                                                 ------------          ------------
       Total revenues                                                                                 794,988               414,396

Costs and expenses:
  Manufacturing                                                                                     5,833,951             4,248,421
  Selling, general and administrative                                                               1,733,919             1,254,739
  Research and development                                                                            173,265               282,756
  Restructuring charges                                                                             7,357,604
                                                                                                 ------------          ------------
      Total operating expenses                                                                     15,098,739             5,785,916
                                                                                                 ------------          ------------
(Loss) from operations                                                                            (14,303,751)           (5,371,520)

Other income (expenses):
  Interest income                                                                                      48,639                49,335
  Interest expense
    (net of interest capitalized of $23,000 (1999) and $101,000 (1998)                               (347,868)             (131,693)
  Amortization of debt discount and expenses                                                       (1,632,586)             (497,603)
  Loss on disposal of property and equipment                                                                                 (8,360)
  Other income (expense)                                                                              (26,035)              112,415
                                                                                                 ------------          ------------
                                                                                                   (1,957,850)             (475,906)
                                                                                                 ------------          ------------
 (Loss) from operations before equity in operations of joint venture                              (16,261,601)           (5,847,426)

Equity in operations of joint venture                                                                (133,296)               36,831
                                                                                                 ------------          ------------
   Net (loss)                                                                                     (16,394,897)           (5,810,595)
Preferred stock dividends                                                                              22,892               406,686
                                                                                                ------------          ------------
   (Loss) attributable to common stockholders                                                    ($16,417,789)          ($6,217,281)
                                                                                                 ============          ============
(Loss) per common share - basic and diluted                                                            ($1.03)               ($0.54)
                                                                                                 ============          ============
Shares used in computing (loss) per common share                                                   15,986,153            11,612,001
                                                                                                 ============          ============

See accompanying notes.



                                       F4

                                COMPOSITECH LTD.
                 STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
                     Years ended December 31, 1998 and 1999


                                                                                                                Series C  8%
                                                                                      Series A convertible      convertible
                                                                                        preferred stock       preferred stock
                                                                                   ------------------------ -------------------
                                                                                      Shares      Amount      Shares   Amount
                                                                                   --------------------------------------------
Balance at December 31, 1997                                                        614,161    $1,842,483

Conversion of Series A convertible preferred stock to common stock                  (63,166)     (189,498)
Issuance of common stock upon conversion of 5% convertible debentures
Issuance of common stock through private placements, net of
   related costs of $83,097
Expenses related to the issuance of 7% Series B convertible preferred stock through a private placement
Dividends declared on 7% Series B convertible preferred stock
Exercise of a warrant for notes receivable
Issuance of common stock as compensation for loan financing

Foreign currency translation adjustment
Net (loss) for the year ended December 31, 1998

Comprehensive (loss)

                                                                                   --------------------------------------------
Balance at December 31, 1998                                                        550,995     1,652,985

Conversion of Series A convertible preferred stock to common stock                 (156,998)     (470,994)
Conversion of 7% Series B convertible preferred stock to common stock
Issuance of common stock through private placements, net of
   related costs of $201,989
Proceeds from the exercise of a stock purchase option of common stock, net of related costs of $43,200
Dividends declared on 7% Series B convertible preferred stock
Dividends paid in common stock on 7% Series B convertible preferred stock
Compensation for short term bridge financing
Exercise of a warrant for notes receivable
Issuance of common stock upon exercise of warrants
Issuance of common stock as compensation to directors
Issuance of common stock as repayment for a loan financing
Issuance of common stock award as compensation to officer
Fair market value of warrant issued in exchange for services rendered
Fair market value of warrant issued in exchange for deferral of interest
Fair market value of warrants issued in connection with term notes
Fair market value of warrants issued in connection with promissory bridge notes
Issuance of Series C 8% convertible preferred stock in a private placement,
    net of related costs of $105,430                                                                         54,000  $ 540,000
Dividends declared on Series C 8% convertible preferred stock
Record treasury stock to be received in connection with joint venture liquidation

Foreign currency translation adjustment
Net (loss) for the year ended December 31, 1999

Comprehensive (loss)

                                                                                   --------------------------------------------
Balance at December 31, 1999                                                        393,997   $ 1,181,991    54,000  $ 540,000
                                                                                   ============================================
                                                                                                                        Cumulative
                                                                                                                         Foriegn
                                                                                       Common stock        Addtional     Currency
                                                                                    -------------------     Paid-in     Translation
                                                                                       Shares   Amount      Capital     Adjustment
                                                                                  -------------------------------------------------
Balance at December 31, 1997                                                        7,767,921    $77,679   $30,075,100

Conversion of Series A convertible preferred stock to common stock                     31,583        316       189,182
Issuance of common stock upon conversion of 5% convertible debentures               4,055,667     40,557     5,795,064
Issuance of common stock through private placements, net of
   related costs of $83,097                                                         1,090,601     10,906     1,377,119
Expenses related to the issuance of 7% Series B convertible preferred stock
   through a private placement                                                                                (300,000)
Dividends declared on 7% Series B convertible preferred stock                                                  (92,400)
Exercise of a warrant for notes receivable                                            125,000      1,250       311,250
Issuance of common stock as compensation for loan financing                            79,356        794        81,362

Foreign currency translation adjustment                                                                                 $(552,039)
Net (loss) for the year ended December 31, 1998

Comprehensive (loss)

                                                                                  -------------------------------------------------
Balance at December 31, 1998                                                       13,150,128    131,502   37,436,677   (552,039)

Conversion of Series A convertible preferred stock to common stock                     78,498        785      470,209
Conversion of 7% Series B convertible preferred stock to common stock               1,500,142     15,001    2,184,999
Issuance of common stock through private placements, net of
   related costs of $201,989                                                        1,294,088     12,940    1,949,204
Proceeds from the exercise of a stock purchase option of common
   stock, net of related costs of $43,200                                             600,000      6,000      496,800
Dividends declared on 7% Series B convertible preferred stock                                                 (15,692)
Dividends paid in common stock on 7% Series B convertible preferred stock              73,797        738      107,354
Compensation for short term bridge financing
Exercise of a warrant for notes receivable                                            371,991      3,720      525,604
Issuance of common stock upon exercise of warrants                                      2,250         23        1,259
Issuance of common stock as compensation to directors                                  18,554        185       30,570
Issuance of common stock as repayment for a loan financing                            894,165      8,942      499,623
Issuance of common stock award as compensation to officer                              40,000        400       72,120
Fair market value of warrant issued in exchange for services rendered                                         330,995
Fair market value of warrant issued in exchange for deferral of interest                                       21,405
Fair market value of warrants issued in connection with term notes                                            363,655
Fair market value of warrants issued in connection with promissory bridge notes                                87,246
Issuance of Series C 8% convertible preferred stock in a private placement,
    net of related costs of $105,430                                                                         (105,430)
Dividends declared on Series C 8% convertible preferred stock                                                  (7,200)
Record treasury stock to be received in connection with joint venture liquidation

Foreign currency translation adjustment                                                                                  552,039
Net (loss) for the year ended December 31, 1999

Comprehensive (loss)

                                                                                  -------------------------------------------------
Balance at December 31, 1999                                                       18,023,613   $180,236  $44,449,398        $ --
                                                                                  =================================================
                                                                                                                          Total
                                                                                             Treasury                  Stockholders
                                                                                            stock to be      Notes        Equity
                                                                                 Deficit      Received    Receivable   (Deficiency)
                                                                              -----------------------------------------------------
Balance at December 31, 1997                                                  $(28,143,560)                            $3,851,702

Conversion of Series A convertible preferred stock to common stock
Issuance of common stock upon conversion of 5% convertible debentures                                                   5,835,621
Issuance of common stock through private placements, net of
   related costs of $83,097                                                                                             1,388,025
Expenses related to the issuance of 7% Series B convertible preferred stock
   through a private placement                                                                                           (300,000)
Dividends declared on 7% Series B convertible preferred stock                                                             (92,400)
Exercise of a warrant for notes receivable                                                                  (312,500)
Issuance of common stock as compensation for loan financing                                                                82,156

Foreign currency translation adjustment                                                                                  (552,039)
Net (loss) for the year ended December 31, 1998                                 (5,810,595)                            (5,810,595)
                                                                                                                     -------------
Comprehensive (loss)                                                                                                   (6,362,634)

                                                                              ----------------------------------------------------
Balance at December 31, 1998                                                   (33,954,155)                 (312,500)   4,402,470

Conversion of Series A convertible preferred stock to common stock
Conversion of 7% Series B convertible preferred stock to common stock                                                   2,200,000
Issuance of common stock through private placements, net of
   related costs of $201,989                                                                                            1,962,144
Proceeds from the exercise of a stock purchase option of common
   stock, net of related costs of $43,200                                                                                 502,800
Dividends declared on 7% Series B convertible preferred stock                                                             (15,692)
Dividends paid in common stock on 7% Series B convertible preferred stock                                                 108,092
Compensation for short term bridge financing                                                                  30,000       30,000
Exercise of a warrant for notes receivable                                                                  (529,324)
Issuance of common stock upon exercise of warrants                                                                          1,282
Issuance of common stock as compensation to directors                                                                      30,755
Issuance of common stock as repayment for a loan financing                                                                508,565
Issuance of common stock award as compensation to officer                                                                  72,520
Fair market value of warrant issued in exchange for services rendered                                                     330,995
Fair market value of warrant issued in exchange for deferral of interest                                                   21,405
Fair market value of warrants issued in connection with term notes                                                        363,655
Fair market value of warrants issued in connection with promissory bridge notes                                            87,246
Issuance of Series C 8% convertible preferred stock in a private placement,
    net of related costs of $105,430                                                                                      434,570
Dividends declared on Series C 8% convertible preferred stock                                                              (7,200)
Record treasury stock to be received in connection with joint venture
    liquidation                                                                               $(1,746,987)             (1,746,987)

Foreign currency translation adjustment                                                                                   552,039
Net (loss) for the year ended December 31, 1999                                (16,394,897)                           (16,394,897)
                                                                                                                     -------------
Comprehensive (loss)                                                                                                  (15,842,858)

                                                                              ----------------------------------------------------
Balance at December 31, 1999                                                  $(50,349,052)  $(1,746,987) $ (811,824)$ (6,556,238)
                                                                              ====================================================


See accompanying notes.


                                       F5

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS


                                                                                                    Year Ended
                                                                                                    December 31
                                                                                          ----------------------------
                                                                                             1999             1998
                                                                                          ------------    ------------
Cash Flows from Operating Activities
Net (loss)                                                                                ($16,394,897)    ($5,810,595)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                  1,015,176         533,053
    Restructuring charges                                                                    7,357,604
    Loss on disposal of property and equipment                                                                   8,360
    Amortization of debt discount and expenses                                               1,632,586         497,603
    Issuance of common stock as compensation to directors                                       45,863
    Equity in net (income) loss of joint venture                                               133,296         (36,831)
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                         (55,510)         17,452
       Accounts receivable from joint venture                                                   59,946          97,686
       Inventories                                                                             239,784         147,138
       Prepaid expenses and other                                                               43,785         (68,456)
       Other assets and other deferred charges                                                  53,413          (7,200)
       Accounts payable                                                                      1,176,560          28,583
       Deferred salaries                                                                        56,277         265,091
       Accrued interest                                                                        275,627         128,652
       Deferred licensing income                                                              (133,409)        777,249
       Other accrued liabilities                                                               143,694         (83,746)
                                                                                          ------------    ------------
          Net cash and cash equivalents (used) in operating activities                      (4,350,205)     (3,505,961)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                      (332,946)       (694,297)
Investment in joint ventures                                                                                  (467,487)
Patent costs deferred                                                                          (30,099)        (29,204)
                                                                                          ------------    ------------
          Net cash and cash equivalents (used in) investing activities                        (363,045)     (1,190,988)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                   2,464,944       1,393,647
Net proceeds from issuance of Series C convertible preferred stock                             434,570
Net proceeds from exercise of warrants                                                           1,282
Net proceeds from issuance of 5% convertible debentures                                                         29,000
Net proceeds from issuance of 7% Series B convertible preferred stock                                        1,900,000
Net proceeds from loans and notes payable                                                    2,088,981         395,025
Advance received on sale of common stock                                                                       500,000
Payment of capital lease obligations                                                           (38,949)        (42,691)
Payment of loans and notes payable                                                            (266,667)

                                                                                          ------------    ------------
        Net cash and cash equivalents provided by financing activities                       4,684,161       4,174,981
                                                                                          ------------    ------------
        (Decrease) in cash and cash equivalents                                                (29,089)       (521,968)
        Cash and cash equivalents at beginning of period                                       102,286         624,254
                                                                                          ------------    ------------
        Cash and cash equivalents at end of period                                             $73,197        $102,286
                                                                                          ============    ============
Supplemental disclosures of cash flow information
Noncash financing activities:
  Preferred Stock dividends on 7% Series B convertible preferred stock                         $15,692        $406,686
  Preferred Stock dividends on Series C 8% convertible preferred stock                         121,745
  Issuance of common stock for notes receivable                                                529,324         312,500
  Issuance of common stock in repayment of promissory notes, including accrued interest        508,565
  Issuance of common stock as compensation for bridge financing                                 30,000
  Issuance of common stock as compensation to an officer and to directors                      103,275

Cash paid for:
  Interest                                                                                      95,243         104,039

See accompanying notes.



                                       F6

                                COMPOSITECH LTD.

                          Notes to Financial Statements

                                December 31, 1999


1.   Organization,  Basis of Presentation  and Significant  Accounting  Policies

Organization and Basis of Presentation

Compositech  Ltd.  (the  "Company"),  a Delaware  corporation,  has  developed a
proprietary   technology   for  the   manufacture  of  innovative  and  superior
copper-clad fiberglass epoxy laminates used to make printed circuit boards.

On December 3, 1999, the Company suspended its manufacturing operations due to a lack of adequate financing and refocused its resources on locating suitable licensees, joint venture partners or purchasers for its patented technology and equipment design. The Company is also exploring potential mergers and acquisitions or other strategic transactions. The Company has begun licensing discussions with several potential licensees and hired International Licensing Network as a consultant. In March 2000, the Company formally launched its licensing program by sending proposals to a limited number of select candidates supported by recommendation letters from several original equipment manufacturers and printed circuit board customers of the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In addition to the matters discussed above, the Company has incurred recurring operating losses and has a working capital deficiency. The Company requires, and is negotiating for, additional funding from financing or other sources to satisfy its existing liabilities and cover future operating expenses until sufficient revenues are generated. Since December 31, 1999, the Company has received limited private placement funding (See Note 14). In addition, the Company has initiated discussions with certain creditors to provide accommodations with regard to outstanding liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less.



                                       F7

Inventories

Inventories include raw materials, finished goods and inventories of spare parts. Raw materials and finished goods inventories are stated at the lower of cost or market based on the first-in, first-out method. Inventories of spare parts are stated at the lower of cost or market based on specific item cost. In connection with the decision by the Company to suspend manufacturing operations on December 3, 1999, the Company has reduced the carrying value of its inventories to estimated net realizable value by recording a charge to manufacturing expense of $153,068.

                                                         December 31
                                              ----------------------------------
                                                   1999               1998
                                              ---------------    ---------------
              Raw Materials                          $ 5,000          $ 122,577
              Finished Goods                          10,000             86,800
              Spare Parts                                                45,407
                                              ---------------    ---------------
                   Total                             $15,000          $ 254,784
                                              ===============    ===============


Property and Equipment

Property and equipment were depreciated using the straight line method over their estimated lives, which ranged from five to ten years, until December 3, 1999, when the Company suspended manufacturing operations and reduced the carrying value of such assets to estimated net realizable value. See Note 2.

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

(Loss) Per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Loss per share is based on the weighted average number of shares of common stock outstanding. The conversion of the Series A Convertible Preferred Stock, par value $3.00 per share (the "Series A Stock"), the 7% Series B Convertible Preferred Stock, par value $0.01 (the "Series B Stock"), the Series C 8% Convertible Preferred Stock, par value $0.01 (the "Series C Stock"), the 5% Convertible Debentures (the "Debentures") and outstanding options and warrants into common stock has not been assumed in the calculation of diluted loss per share, as such conversion would be anti-dilutive.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


                                       F8

2.  Property and Equipment

     In connection with the suspension of manufacturing activities which occurred on December 3, 1999 and the pursuit of potential licensees for the Company's patented technology and equipment design, the Company has reduced the carrying value of its property and equipment to $2,000,000, which represents an estimate by management of its net realizable value by recording an impairment loss of $3,289,879. Property and equipment is classified as held for sale in the accompanying balance sheet as of December 31, 1999.

Property and equipment at December 31, 1998 consisted of the following :

     Production equipment                              $5,774,374
     Laboratory equipment                                 160,535
     Furniture, fixtures and equipment                    424,464
     Leasehold improvements                               469,555
     Construction-in-progress                             862,099
     Equipment under capital leases                       212,106
                                                      ------------
                                                        7,903,133
     Less accumulated depreciation and amortization     2,181,918
                                                      ------------
                                                       $5,721,215
                                                      ============

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

The investment in joint venture at December 31, 1998 included $269,853 in commission and legal costs incurred by the Company in connection with the negotiation and preparation of the various joint venture agreements as well as unreimbursed expenses related to the joint venture which was being amortized on a straight-line basis over fifteen years. The Company accounted for its investment in the joint venture using the equity method of accounting. During the years ended December 31, 1999 and 1998, the joint venture had net (loss) income of ($266,593) and $73,663, respectively. The 1998 net income was attributed to the excess of interest income earned on cash balances over actual costs incurred.

During 1999 and 1998, $534,000 and $389,000, respectively, of engineering, selling, general and administrative expenses were charged to the Canadian joint venture in accordance with the joint venture agreements. As of December 31, 1998, the total assets and total liabilities (unaudited) of the joint venture were approximately $9,835,000 and $139,000, respectively.




                                       F9

In December 1999, the Company received notice from the Quebec Investors of their decision to proceed with the liquidation and dissolution of the joint venture due principally to the Company's inability to finance itself adequately, which resulted in an inability to obtain necessary financing for the project in the required time periods. The effect of the liquidation is that the Quebec
Investors will receive the proceeds of the liquidation of the assets of the joint venture and the Company will receive back approximately 951,000 shares of the Company's common stock originally purchased by the Quebec Investors. These shares have been recorded at $1.837 per share, representing the fair value of the Company's common stock during the notice period, and have been classified as treasury stock to be received in the accompanying balance sheet at December 31, 1999. The $3,793,596 balance of the investment has been written off and included in the statement of operations as a restructuring charge for the year ended December 31, 1999.

Taiwan

On February 9, 1998, the Company entered into a joint venture agreement and patent, information and trademark agreement with a Taiwanese investor group led by Cheng Xin Venture Capital Corp. (formerly Fidelity Venture Capital Corp.) ("Cheng Xin") to manufacture the Company's laminates in Taiwan. The Company received $1 million as a license down payment and was to receive additional up-front license payments of $1 million upon the achievement of certain milestones. The Company recorded the license income, net of expenses incurred, as deferred licensing income which was being amortized over the life of the contract. As part of the transaction, the Company received approximately
$952,500, net of expenses, in a private placement with the joint venture, and issued 610,868 shares of the Company's common stock, including commissions, and was to issue a like amount of shares to the joint venture for $960,000, net of expenses, within 30 days following approval of the joint venture license by a governmental authority. The Company received an advance payment of $500,000 from the joint venture which was to be applied to the second half of the stock purchase and reinvested substantially all the proceeds as part of its investment in the joint venture. Licensing income of $58,099 for the year ended December 31, 1999 and $64,284 recorded during the year ended December 31, 1998 relates to the joint venture.

In October 1999, the Company received a communication from Composite Technologies, its joint venture/licensee in Taiwan, stating that the earthquake in Taiwan had affected the venture capital group behind Compositech Technologies to the extent that they have decided not to proceed with the joint venture and proposed a settlement. As of February 17, 2000, the Company reached a settlement agreement with its joint venture partner/licensee in Taiwan, which terminates the joint venture agreement and their license for use of the Company's proprietary technology in Taiwan. Under the terms of the settlement, in exchange for the issuance of 587,372 shares of its common stock to the licensee, the Company retained the $1 million license down payment it received in 1998. Additionally, in exchange for the equity in the joint venture, the Company retained the $500,000 advance it received to make the investment. The Company incurred no loss as a result of this settlement agreement.




                                      F10

4.  Loans Payable

In January 1999, the Company borrowed $17,500, bringing the total amount borrowed to $456,417 under the credit facility through Credit Bancorp. The loan is collateralized by approximately 1.7 million shares of the Company's common stock loaned to the Company by two of the Company's stockholder/directors. The loan is due on December 29, 2000 and bears interest at the rate of one percent above the one year LIBOR rate (currently approximately 7.29%), payable quarterly. A default would occur if the Company fails to supplement the collateral or partially repay the loan in the event the collateral falls in value by 25% or more from the value as of the loan date. The Company has agreed with the two directors to issue replacement shares to them in the event of any liquidation of the collateral by the lender and provide them with registration rights, where necessary.

In November  1999,  the SEC  commenced an action  against  Credit  Bancorp,  its principals and trustee claiming violations of the securities laws by misappropriating stock placed as collateral. A receiver was appointed and the receiver reported to the Company that to date only 1,122,967 of the 1,702,467 shares of the Company's stock has been located that some or all of them may be in margin accounts. It is not known whether and to what extent the shares will be returned. The Company believes that any loss of shares should be covered by the insurance policies of Credit Bancorp and if the shares were misappropriated, the principal amount of the loan may be reduced or may not be due. The litigation may not be settled for some time and the Company may have to replace the shares if they are not ultimately returned.


During 1999, the Company borrowed $1,380,000 under a term note series (the "Term Notes") as a bridge to a future financing. The notes, which were due 180 days after issuance, are collateralized by certain production equipment and are payable at maturity in cash or common stock at the Company's option. Warrants issued in connection with the financing were priced at 110% of the closing bid price of the Company's common stock on the dates of the closings and are exercisable for five years. The estimated fair market value of the warrants were amortized over the term of the notes.

     Details of the individual original closings are as follows :


                                       March 16,   April 21,       July 28,
                                         1999         1999          1999
                                   -------------- ------------- ------------
    Principal                          $ 500,000   $ 430,000      $ 450,000
    Number of warrants                   125,000     107,500        112,500
    Exercise price of warrants           $ 2.372     $ 2.647        $ 2.131
    Fair market value of warrants       $ 73,267    $ 88,688       $ 62,635


In October 1999, the Company agreed with the holders of the Term Notes, to extend the due dates of all the Term Notes to March 31, 2000, and the holders and the placement agent have agreed not to exercise any warrants issued in connection with this transaction until that date. In connection with the extension, the Company issued new term notes with terms similar to the old notes in an aggregate amount of approximately $2,065,000, representing the face amount of the original term notes, plus the redemption premium, accrued interest, a 20% premium in lieu of repricing rights and related fees. The notes are payable at maturity in cash or common stock, at the option of the holders of the Term Notes. The Company is currently negotiating an extension



                                      F11
of the due date of the Term Notes. In connection with this refinancing, the Company issued warrants, including placement agent warrants, to purchase approximately 316,871 shares of common stock at $1.20 per share, representing 110% of the closing bid price of the stock on the date of negotiation, exercisable until October 2004. The estimated fair market value of the warrants, totaling $99,656, is being amortized over the term of the notes.

In August 1999, the Company obtained extensions on the due dates, to April 2, 2001, on $1,420,000 of loans and notes payable to stockholders and officers/directors, $879,385 of deferred salaries due to officers and $362,169 (as of December 31, 1999) in accrued interest due to officers, stockholders and directors. In exchange for the extension of the due dates on the notes and loans payable and the accrued interest as of December 31, 1999, the Company issued warrants to purchase 182,252 shares of common stock at an exercise price per share of $1.272, equaling the price of warrants issued in connection with a recently concluded financing transaction. The warrants are exercisable until August 2004.

In the five months ended December 1999, the Company sold a total of $792,167 of convertible short term promissory notes, realizing $728,794, net of commissions, in a private placement. The promissory notes are convertible into shares of the Company's common stock, at an agreed upon conversion price, at the option of the noteholder. Through December 31, 1999, the noteholders of $493,000 of promissory notes elected repayment in shares of common stock. In connection with this transaction, the Company issued warrants to purchase 115,750 shares of its common stock at prices ranging from $1.188 per share to $1.563 per share, exercisable for two years after the date of the notes.

As part of a Retirement and Consulting Agreement entered into on May 28, 1999, between the Company and Fred E. Klimpl, the Company's former Vice-Chairman, the Company agreed to make payments at the rate of $50,000 per annum to Mr. Klimpl which will initially repay the $150,000 in loans due to Mr. Klimpl, followed in order by an agreed upon severance payment and deferred compensation owed to Mr. Klimpl.

5.  Long-Term Debt

                                                                  December 31
                                                           ------------------------
                                                              1999        1998
                                                           ------------ -----------
     Notes  payable to  stockholders  due
       April 2, 2001,  as  amended,  interest
       payable  semi-annually
       at prime rate plus 1 1/2% (10.0% at December
       31, 1999 and 9.25% at December 31,
       1998);  $700,000 collateralized by a second lien
       on U.S. patents and patent applications.               $750,000     $850,000

     10% Secured Notes, to stockholders, due
       April 2, 2001, as amended, interest
       payable  annually,  collateralized  by patents,
       patent  applications and certain
       production equipment.                                   670,000      745,000

                                                           ------------ ------------
                                                             1,420,000    1,595,000
                                                           ============ ============




                                      F12

Interest  and debt  expense  includes  interest of $155,924  (1999) and $219,548
(1998) applicable to related parties.

6.  7% Series B Convertible Preferred Stock

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


7.  Stockholders' Equity (Deficiency)

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




                                      F13

On November 5, 1999, the Company sold 54,000 shares of Series C Stock for an aggregate amount of $540,000. In connection with this transaction, the Company issued purchaser and placement agent warrants to purchase 129,000 shares of common stock at an exercise price of $1.272 per share, exercisable until November 5, 2004, representing 110% of the closing bid price of the stock on the date of the closing. The Series C stock is convertible into shares of common stock at the lower of $1.272 per share or :

(i) 82% of the closing bid price from date of issuance (the "DOI") to 180 days after DOI or
(ii) 78.5% of the closing bid price from 181 days after DOI to 270 days after DOI or
(iii) 75% of the closing bid price from 271 days after DOI to 360 days after DOI or
(iv)  70% of the closing bid price at any time after 360 days after issuance.

In the event the Company is delisted from Nasdaq, the conversion price is reduced to 50% of the Market Price.

Holders of the Series C Stock are entitled to dividends on a cumulative basis, payable quarterly in cash or common stock at the option of the Company, except under certain specified conditions which require the payment of dividends in cash. In the event of any voluntary or involuntary liquidation of the Company, holders of the Series C Stock shall be entitled to receive the sum of : (i) the stated value of $10 per share, plus (ii) 30% of such stated value, plus (iii) all due but unpaid dividends before any distribution or payments are made to holders of the Series A Stock or common stock. The holders of the Series C Stock do not have voting rights except in certain limited circumstances in which their rights, powers or preferences could be adversely affected.

Based on a SEC pronouncement, a portion of the proceeds of the issue representing the discounted conversion feature as measured by the difference between the fair market value of the common stock on the dates the Series C Stock was sold and the earliest discounted conversion price has been allocated to additional paid-in-capital. The discount resulting from the allocation of proceeds has been recorded as an additional dividend of $114,545 which was amortized on the date of issuance, the date on which the Series C Stock first became convertible. Management believes that the proceeds received from the Series C Stock and the discount offered on conversion of the Series C Stock is a fair representation of the net proceeds the Company would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.


During the four months ended April 1999, the Company issued 1,500,142 shares of common stock upon the conversion of all 220 shares of the Company's Series B Stock ($2,200,000 face amount). The shares issued included an accrued 7% dividend, paid in shares of common stock.

During the year ended December 31, 1999, the Company sold 1,894,088 shares of its common stock, including 600,000 shares of its common stock issued as a result of the exercise of a stock purchase option, in private placements, realizing approximately $2.4 million, net of expenses. In connection with these private placements, the Company issued warrants to purchase 688,308 shares of common stock at prices ranging from $1.125 to $2.25 per share, exercisable principally two years after the purchase of the common stock.

During July 1999, warrants to purchase 271,991 shares of the Company's common stock were exercised, at prices ranging from $1.125 per share to $2.6125 per share, in exchange for notes receivable in the amount of $404,324, maturing on September 1, 2000. During December 1999,



                                      F14
warrants to purchase 100,000 shares of the Company's common stock were exercised, at a price of $1.25 per share, in exchange for notes receivable in the amount of $125,000, maturing on December 31, 2000.

During the year ended December 31, 1999, pursuant to Compositech's Amended and Restated Stock Award Plan (the "Award Plan"), the Company issued stock awards of 18,554 shares of its common stock to its non-employee directors, vesting on a quarterly basis, as payment of the annual $10,000, per director, retainer approved by the Board of Directors on January 22, 1999. The number of shares was determined using a price of $2.875, the market value of the common stock on the date approved by the Board of Directors.

In November 1999, pursuant to the Award Plan, the Company issued stock awards of 140,000 shares of its common stock to two of its executive officers, with a restriction period ending on August 1, 2001. The awards are rescinded if the executive officer leaves the Company other than because of disability or retirement, as determined in good faith by the Board of Directors. In connection with the resignation of Christopher F. Johnson, which was accepted by the Board as of December 31, 1999, his stock award, totaling 100,000 shares was rescinded.

In December 1999, 894,165 shares of the Company's common stock were issued in connection with the repayment of $493,000 of convertible promissory notes plus $15,565 in accrued interest, in accordance with the conversion rights held by various noteholders.


8.   Warrants and Options

Warrants

In April 1998, in connection with the final conversion of the Company's 5% Convertible Debentures, the Company issued warrants to Trautman Wasserman & Company, Incorporated., the Placement Agent, to buy 75,000 shares of common stock at $2.6125 per share. Management estimates the fair value of such warrants is nominal. The warrants are exercisable until April 24, 2003.

In October 1998, the Placement Agent exercised a warrant to buy 125,000 shares of common stock at $2.50 per share in exchange for notes receivable, maturing in September 2000, as extended.

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



                                      F15

During the three months ended March 1999, in connection with a private placement of its common stock, the Company issued warrants to buy 505,928 shares of common stock at prices ranging from $1.125 per share to $2.125 per share. The warrants are exercisable until February 15, 2001

In March 1999, in connection with the past due accrued interest due as of December 31, 1998, the Company issued warrants to buy 25,483 shares of common stock at $2.50 per share to its stockholder noteholders, exercisable until March 10, 2004. The fair market value of the warrants has been estimated at $21,405 and was amortized over calendar 1999.

In June 1999, in connection with the loaning of their shares to the Company as collateral for the loan from Credit Bancorp, the Company issued warrants to buy 114,103 shares of common stock at $1.134 per share to two of its officer/directors, exercisable until December 29, 2003. The fair market value of the warrants has been estimated at $39,365 and was amortized over calendar 1999.

In June 1999, in exchange for investment banking services to be rendered over a two year period, the Company issued warrants to buy 400,000 shares of common stock, at $2.20 per share, exercisable until June 2, 2002. The fair market value of the warrants has been estimated at $151,300 and are being amortized over the two year period ending June 2001.

In connection with the extension of due dates on stockholder loans and accruable interest as of December 31, 1999 till April 2, 2001, the Company issued warrants to buy 178,218 shares of common stock, at $1.272 per share, a price identical to the warrants given in the Series C Stock financing. The warrants are exercisable until August 2004.

During June and July 1999, in connection with a private placement, the Company issued warrants to buy 182,380 shares of common stock, at exercise prices ranging from $1.375 per share to $2.25 per share, exercisable until July 31, 2001.

In connection with the private placement of convertible promissory notes issued in the three months ended October 1999, the Company issued warrants to buy 295,750 shares of common stock, at exercise prices ranging from $1.125 per share to $1.563 per share, exercisable until September 30, 2001.

In October 1999, as partial compensation in connection with financial public relations services to be rendered over a six month time period, the Company issued warrants to buy 99,000 shares of common stock, divided equally into groups of warrants to buy 33,000 shares of common stock at exercise prices of $1.50, $2.50 and $3.50, respectively, exercisable until September 30, 2001. The fair market value of the warrants has been estimated at $33,495 and is being amortized over the period of October 1999 through March 2000.

In connection with the sale of the Series C Stock in November 1999, the Company issued warrants, including placement agent warrants, to buy 129,000 shares of common stock at an exercise price of $1.272 per share, exercisable until November 5, 2004.


                                      F16

Stock Option Plan

Under the Company's 1988 non-qualified stock option plan, 150,000 shares of common stock may be issued to selected key employees and non-employees, including directors, providing services to the Company. Under the Company's 1994 Stock Award Plan as amended, 2,675,000 shares of common stock may be issued as Incentive Stock Options, non-qualified options or restricted stock to selected key employees or to non-employees, including directors, providing services to the Company. All options granted have ten year terms and vest and become fully exercisable between six months and three years.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rates of 6.79% and 4.72% ; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of
 .861 and .827; and a weighted-average expected life of the option of six years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information for 1999 and 1998 are as follows:

                                        1999             1998
                                  ----------------   --------------
    Pro forma net (loss)            ($16,742,270)     ($6,802,411)
    Pro forma (loss) per share -
        basic and diluted                 ($1.05)          ($0.59)


                                      F17

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                       1999                              1998
                                           ------------------------------    ------------------------------
                                                         Weighted-Average                  Weighted-Average
                                             Options      Exercise Price         Options    Exercise Price
                                           ------------- ----------------    ------------- ----------------
        Outstanding-beginning of year         1,482,670        $    2.70          770,490       $    4.16
        Granted                                 496,689        $    1.57          814,100       $    1.57
        Forfeited                               674,049        $    1.62          101,920       $    4.79
                                           ------------- ----------------    ------------- ---------------
        Outstanding - end of year             1,305,310        $    2.83        1,482,670       $    2.70
                                           ============= ================    ============= ===============
        Exercisable - end of year             1,030,477        $    3.16          611,669       $    3.63

        Weighted average fair value of
        options granted during the year                        $    1.35                        $    1.15


A summary of options outstanding as of December 31, 1999 follows:


                                                                                   Weighted Average
                                                                                       Remaining
                                                                                   Contractual Life
                                         Options                Options                 (Years)
           Exercise Price              Outstanding            Exercisable
           --------------------     ------------------      -----------------      ------------------
                       $ 1.188                133,334                 56,667                    8.71
                         1.219                 65,000                     --                    9.71
                         1.375                187,667                 76,334                    8.06
                         1.406                    667                    667                    8.27
                         1.813                  4,246                  4,246                    8.48
                         1.844                123,283                123,283                    8.48
                         2.000                 28,168                 25,501                    8.22
                         2.375                 46,290                 46,290                    7.93
                         2.500                377,689                377,689                    6.00
                         4.375                  2,000                  2,000                    7.35
                         4.750                  7,667                  7,334                    7.27
                         5.000                119,800                119,800                    2.88
                         5.750                209,499                190,666                    6.91
                                    ------------------      -----------------      ------------------
                                            1,305,310              1,030,477                    6.71
                                    ==================      =================      ==================


Included in the total outstanding as of December 31, 1999 are 599,610 options for directors.

The Company has reserved 16,232,546 shares of common stock for conversions of preferred stock and issuances for stock options, warrants, stock purchase option agreements and stock exchange agreements.





                                      F18

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

At December 31, 1999, the Company has net operating loss carryforwards ("NOL") of approximately $38,806,000 for Federal income tax purposes, expiring at 2003 through 2019. In addition, the Company has research and development credits, targeted job credits and alternative minimum tax credits of approximately $1,205,000 which generally expire through 2014, to offset future taxes. The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses and tax credits in situations where there is a change in ownership, as defined, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. Additionally, because there is a limit on the time during which NOL carryforwards and tax credits may be applied against future taxable income, the Company will not be able to take full advantage of these NOL's when the Company generates taxable income.

As of December 31, 1999, the maximum utilization of the Company's $38.8 million NOL has been calculated to be approximately $28.5 million, due to the aforementioned limitations. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets. The components of the Company's net deferred tax are as follows:

                                                                          December 31
                                                            ----------------------------------------
                                                                  1998                  1998
                                                            -----------------      ----------------
       Deferred tax assets:
          Deferred salaries                                      $  362,000            $  343,000
          Net operating loss carryforwards                        9,683,000             7,416,000
          Research and development and other credits              1,205,000             1,140,000
                                                            -----------------      ----------------
       Total deferred tax assets                                 11,250,000             8,899,000
       Less:  valuation allowance                               (10,381,000)           (8,179,000)
                                                            -----------------      ----------------
       Net deferred tax assets                                      869,000               720,000
       Deferred tax liability:
          Tax over book depreciation                               (869,000)             (720,000)
                                                            -----------------      ----------------
       Net deferred tax                                            $   _____             $   _____
                                                            =================      ================




                                      F19

10.  Commitments and Contingencies

Operating Leases

At December 31, 1999, future minimum annual rentals for leases with initial or remaining terms in excess of one year are as follows:

                  2000                 $152,000
                  2001                   26,000
                  2002                    4,000
                                    -----------
                                        $182,000

The Company leases its plant under a net lease expiring August 31, 2000. The lease requires that the Company pay real estate taxes as additional rent.

Rent expense was approximately $226,310 in 1999 and $247,000 in 1998. The foregoing amounts include $37,000 and $38,000, respectively, of real estate taxes paid as additional rent.

Capital Leases
Future minimum lease payments under capital leases for equipment with a net book value of approximately $88,000, included in property and equipment for the years ending December 31, are as follows:

         2000                                        $12,523
         Less: Amount representing interest              114
                                                     -------
         Present value of minimum lease  payments    $12,409
                                                     =======

Legal Proceedings

The Company is a party to the following legal proceedings:

1. An action commenced in January 2000 in the Supreme Court of the State of New York by Yates Foil USA, Inc. seeking damages of approximately $140,000 for goods sold and delivered. The Company is in the process of preparing an answer and is discussing a compromise of the amount sought. The amount of the claim is accrued on the books of the Company as at December 31, 1999.

2. A summary proceeding has been instituted in March 2000 in the District Court of the County of Suffolk, NY by Reckson Operating Partnership, L.P. as landlord seeking damages of approximately $72,000 for non-payment of rent and eviction of the Company from the premises. The Company is in the process of preparing an answer and is discussing a compromise and payment schedule for the amount due. The amount of the claim which principally applies to year 2000 is accrued on the books of the Company in the applicable periods.

3. The Company is also a party to several legal proceedings relating to creditors which are not material.



                                      F20

11.  Significant Customers

Customers who individually represent 10% or more of net sales for the respective years are as follows:

                                                Years Ended December 31
                                         ------------------------------------
                                               1999              1998
                                         -----------------  ----------------
        Teradyne, Inc.                         52.8%              48.2%
        Tyco International Ltd.                31.4%               2.9%
        HADCO Corporation                       0.2%              37.4%


12.  Retirement Plan

The Company established a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code effective January 1, 1998. Participants can make voluntary contributions up to a maximum of 20% of their annual salary. The Company made no matching contributions to the Plan in 1999 or 1998. In connection with the suspension of manufacturing activities and subsequent reduction in the Company's workforce, the Company gave notice of Plan termination on December 3, 1999.


13. Restructuring Charges

In connection with the suspension of manufacturing operations and other items discussed in Note 1 under Organization and Basis of Presentation, the Company instituted a restructuring program whereby it has refocused its resources on locating suitable licensees, joint venture partners or purchasers for its technology. Restructuring charges of $7,357,604 for the year ended December 31, 1999 consist of the following:

     (i) an impairment loss of $3,289,879 representing the reduction in the carrying value of property and equipment to net realizable value related to the suspension of manufacturing operations

     (ii) a loss of $3,793,596 on the termination of the Company's Canadian joint venture

     (iii) other items of $274,129 relating to the suspension of manufacturing operations, including future lease costs and the writeoff of prepaid manufacturing expenses.

In addition, $153,068 of inventory writedowns was charged to manufacturing expenses in connection with the suspension of manufacturing operations.

14.  Subsequent Events

During January 2000, the Company sold $20,000 of convertible promissory notes, under an agreement entered into during December 1999.

Subsequent to December 31, 1999, the Company issued 273,442 shares of common stock upon the conversion of $169,167 of convertible promissory notes, in accordance with the instructions of the noteholders, resulting in an increase in common stock of $2,734 and an increase in additional paid-in capital of $166,433.

Subsequent to December 31, 1999, the Company sold 158,747 shares of its common stock, in a private placement, realizing $97,265, net of expenses and sold 139,083 shares of its common stock in connection with the exercise of warrants, realizing $156,468



                                      F21