Form 10KSB/A
period 1999-12-31
COMPOSITECH LTD
filed 2000-04-28
CIK 829764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for fiscal year ended December 31, 1999: $794,988

     As of March 28, 2000, there were 19,707,215 shares of the registrant's Common Stock, $.01 par value outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, as of March 28, 2000 was approximately $27,536,066.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X}

     Part III of the Company's 10KSB for the year ended December 31, 1999 is hereby amended to include the information required under Items 9, 10, 11 and 12 of Part III, as set forth below

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table lists the Company's current directors and executive officers.

     Name                             Age    Position(s) With the Company
     ----                             ---    ----------------------------
     Jonas Medney                     71     Director, Chairman and Chief
                                             Executive Officer
     Samuel S. Gross                  73     Director, Executive Vice President,
                                             Secretary, Treasurer and Chief
                                             Financial Officer
     Willard T. Jackson(1)(2)         72     Director
     Fred E. Klimpl                   65     Director
     Robert W. Middleton (2)          61     Director
     Heinz-Gerd Reinkemeyer (1)       62     Director
     James W. Taylor (1) (2)          81     Director

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

     Robert W. Middleton was elected as a director in March 1996 and has acted as an investment banker to the Company in its prior financings and with respect to the Company's initial public offering. He has been Chairman of The Middleton Group, LLC, a firm of investment bankers associated with Gemini Financial Corporation, since October 1998. He was Managing Director-Corporate Finance of Trautman Wasserman & Company Incorporated, an investment banking firm, from 1993 to October 1998. From 1985 to October 1993, Mr. Middleton was, successively, Director of Corporate Finance of Barclay Investments, Inc., and a Vice President at C.L. King & Associates, Inc. Prior to that time, he was associated with Fahnestock & Company from 1983 to 1985 and was a general partner from 1984-1985. From 1974 to 1983, Mr. Middleton held various positions with Burgess & Leith, Inc., including Senior Vice President and Director, while serving as Manager of the New York office. He attended Princeton University. Mr. Middleton is the designee of Trautman Wasserman & Company Incorporated to the Board pursuant to the terms of a financing agreement.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Compositech's directors and executive officers, and persons who own more than 10% of Compositech's Common Stock, to file reports of ownership and changes in ownership of such stock with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Compositech with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to Compositech or written representations that no Forms 5 were required, Compositech believes that during 1999, its directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements. The Form 5 filed by Jonas Medney on February 9, 2000 included the benefical ownership of 4,166 shares of Common Stock owned by his spouse which were inadvertently not included on the Form 3 filed by Mr. Medney as of July 1, 1996.

Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid or accrued by the Company to Jonas Medney, the Company's Chairman and Chief Executive Officer and to Samuel S. Gross, Executive Vice President, Secretary, Treasurer and Chief Financial Officer for services rendered to the Company in all capacities during the years ended December 31, 1999, 1998 and 1997. The table also sets forth the compensation paid or accrued by the Company to Mr. Christopher F. Johnson, its former President and Chief Executive Officer, who joined the Company in June 1998 and resigned in December 1999 for services rendered to the Company during the years ended December 31, 1999 and 1998.

                                                               Annual Compensation                 Long Term Compensation
                                                         ------------------------------------------------------------------
                                                                                                 Restricted      Securities
                                                                     Salary          Bonus          Stock        Underlying
Name and Principal Position                              Year        ($)(1)           ($)           Awards        Options
---------------------------------------------------------------------------------------------------------------------------
Jonas Medney                                             1999        130,000           --             --           37,800
Chairman and Chief Executive Officer                     1998        130,000           --             --             --
                                                         1997        130,000           --             --             --

Samuel S. Gross (2)                                      1999        109,231           --           40,000         23,683
Executive Vice President, Secretary,                     1998        100,481           --             --          150,000
Treasurer and Chief Financial Officer                    1997        100,000           --             --            4,000

Christopher F. Johnson(3)                                1999        200,000         12,500        100,000           --
Former President and Chief Executive Officer             1998        103,846         12,500           --          350,000

----------
(1)  Mr. Medney's salary in 1999, 1998 and 1997 includes  $77,500,  $130,000 and
     $5,500, respectively, which had been deferred by agreement of Mr. Medney with the Company. Mr. Gross' salary in 1999, 1998 and 1997 includes $4,231, $73,077 and $4,231, respectively, which had been deferred by agreement of Mr. Gross with the Company.

(2) Mr. Gross' stock award, with values of $72,520 as of the grant date of 8/01/1999 and $57,520 as of 12/31/1999, has a restriction period that ends on August 1, 2001 and can be rescinded if he leaves the Company other than because of disability or retirement as determined in good faith or approved by the Board.

(3) Mr. Johnson became an Executive Officer of the Company in June 1998 and his resignation was accepted by the Company's Board effective December 31, 1999.

Salary Deferrals. As of December 31, 1999, Messrs. Medney and Gross had deferred an aggregate of approximately $672,000 of their salaries. The salary deferrals have been voluntarily undertaken by each of the respective persons in consideration of the cash position of the Company. These deferred salaries can only be paid with the prior approval of the Compensation Committee. In recognition of their salary deferrals, on March 10, 1999, the Compensation Committee authorized the issuance, to Messrs. Medney and Gross, of stock options to purchase 37,800 and 23,683, respectively, shares of the Company's common stock at $2.50 per share, the market value of the common stock on the date of authorization. These options have ten year terms and were exercisable beginning September 10, 1999.

                               1999 OPTION GRANTS

     The following table sets forth information relating to options granted in 1999 to the Named Executive Officers.

                                                       Individual Grants
                             ---------------------------------------------------------------------
                              Number of           % of Total
                              Securities            Options
                              Underlying          Granted To          Exercise or
                               Options           Employees in            Base           Expiration
 Name                          Granted            Fiscal Year        Price ($/sh)          Date
 -------------------------------------------------------------------------------------------------
 Jonas Medney                   37,800                11%                $2.50           3/10/2009
 Samuel S. Gross                23,683                7%                 $2.50           3/10/2009
 Christopher F. Johnson           --                  --


                          FISCAL YEAR-END OPTION VALUES

     The following table provides information concerning the value of unexercised options held as of December 31, 1999 by the Named Executive Officers (no options were exercised during such year). The fair market value of the shares of Common Stock underlying such options (with an exercise price per share ranging from $1.188 to $5.00) has been calculated based upon the December 31, 1999 closing price of the Common Stock of $1.438 per share.

                                     Number of Securities                   Value of Unexercised In-The-
                                    Underlying Unexercised                          Money
Name                               Options at Fiscal Year-End                Options at Fiscal Year-End
                                Exercisable        Unexercisable        Exercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Jonas Medney                       79,850                  --
Samuel S. Gross                   312,933             100,000             $6,267          $12,533
Christopher F. Johnson            116,667                  --


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting capital stock as of April 28, 1999, by (i) each director of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Except as otherwise indicated, the address of each person is care of Compositech Ltd., 120 Ricefield Lane, Hauppauge, New York 11788.


                                            Amount and Nature of     Percent of
    Name and Address                      Beneficial Ownership (1)     Class (1)
    ----------------                      ------------------------     ---------

Jonas Medney(2)                                  1,408,189               6.7%
Fred E. Klimpl(3)                                  724,827               3.4%
Willard T. Jackson(4)                              608,058               2.9%
Samuel S. Gross(5)                                 358,972               1.7%
Robert W. Middleton(6)                              37,608                 *
Heinz-Gerd Reinkemeyer(7)                           15,449                 *
James W. Taylor(8)                                  19,267                 *
All executive officers and directors as
   a group(7 persons)(9)                         3,172,370              14.4%


----------
*    Indicates less than 1%

(1) The shares of Common Stock and voting rights owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Common Stock and votes outstanding used to determine the percentage of shares of Common Stock and voting rights owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

(2) Includes warrants to purchase 123,676 shares of Common Stock and options to purchase 79,850 shares of Common Stock under the Company's stock option plans. Includes 4,666 shares of Common Stock held by Mr. Medney's wife, as to all of which shares Mr. Medney disclaims beneficial ownership.

(3) Includes warrants to purchase 60,572 shares of Common Stock, stock awards of 4,938 shares and options to purchase 59,327 shares of Common Stock under the Company's stock option plans.

(4) Includes Series A Stock convertible into 37,500 shares of Common Stock, warrants to purchase 304,124 shares of Common Stock, stock awards of 8,934 shares and options to purchase 22,500 shares of Common Stock under the Company's stock option plans. Includes securities held as nominee and trustee of Trust created for the benefit of Willard T. Jackson and members of his family.

(5) Includes warrants to purchase 3,539 shares of Common Stock, stock awards of 40,000 shares and options to purchase 312,933 shares of Common Stock under the Company's stock option plans.

(6) Robert W. Middleton is the designee of Trautman Wasserman & Company, Inc. on the Board. He has disclaimed beneficial ownership of all securities owned by employees or principals of Trautman Wasserman & Company, Inc. Includes warrants to purchase 26,432 shares of Common Stock, stock awards of 7,843 shares and options to purchase 3,333 shares of Common Stock under the Company's stock option plans.

(7) Includes stock awards of 7,116 shares and options to purchase 8,333 shares of Common Stock under the Company's stock option plans.

(8) Includes stock awards of 8,934 shares and options to purchase 8,333 shares of Common Stock under the Company's stock option plans.

(9) Consists of all the shares of Series A Stock and Common Stock (or shares of Common Stock underlying options and warrants) held by Messrs. Medney, Gross, Klimpl, Jackson, Middleton, Reinkemeyer and Taylor as described in notes (2)-(8) above.

     Item 12. Certain Relationships and Related Transactions

     In January 1999, the Company borrowed $17,500, bringing the total amount borrowed to $456,417 under the credit facility through Credit Bancorp. The loan is collateralized by approximately 1.7 million shares of Common Stock loaned to the Company by two of the Company's stockholder/directors. The loan is due on December 29, 2000 and bears interest at the rate of one percent above the one year LIBOR rate (currently approximately 7.29%), payable quarterly. A default would occur if the Company fails to supplement the collateral or partially repay the loan in the event the collateral falls in value by 25% or more from the value as of the loan date. The Company has agreed with the two directors to issue replacement shares to them in the event of any liquidation of the collateral by the lender and provide them with registration rights, where necessary.

     In November 1999, the SEC commenced an action against Credit Bancorp, its principals and trustee claiming violations of the securities laws by misappropriating stock placed as collateral. A receiver was appointed and the receiver reported to the Company that to date only 1,122,967 of the 1,702,467 shares of the Common Stock has been located that some or all of them may be in margin accounts. It is not known whether and to what extent the shares will be returned. The Company believes that any loss of shares should be covered by the insurance policies of Credit Bancorp and if the shares were misappropriated, the principal amount of the loan may be reduced or may not be due. The litigation may not be settled for some time and the Company may have to replace the shares if they are not ultimately returned.

     In August 1999, the Company obtained extensions on the due dates, to April 2, 2001, on 10% Secured Notes and notes payable, totaling $1,345,000, held by Messrs. Medney, Gross and Jackson, $879,385 of deferred salaries due to officers and $362,169 (as of December 31, 1999) in accrued interest due to officers, stockholders and directors. In exchange for the extension of the due dates on the notes and loans payable and the accrued interest as of December 31, 1999, the Company issued warrants to them to purchase 169,563 shares of common stock at an exercise price per share of $1.272, equaling the price of warrants issued in connection with a recently concluded financing transaction. On October 23, 1998, the due dates on 10% Secured Notes and notes payable, totaling $1,495,000, held by Messrs. Medney, Klimpl, Gross and Jackson were extended to January 2, 2000. On March 10, 1998, the due dates on 10% Secured Notes totaling $470,000 held by Messrs. Medney, Klimpl and Jackson were extended to January 2, 1999. The notes are collateralized by a first or second priority lien on patents and certain equipment.

     On October 16, 1997, the Company formed a 50/50 joint venture with four Quebec institutional investors (collectively, the "Quebec Investors") for the establishment of a plant in the greater Montreal area to manufacture
Compositech's laminates. The Quebec Investors are: Societe generale de financement du Quebec, Fonds de solidarite des travailleurs du Quebec (F.T.Q.), Societe Innovatech du Grand Montreal and Fonds regional de solidarite Ile de Montreal. On November 26, 1999, Pierre Laflamme, a director who was appointed by the Quebec Investors, resigned from the Board.

     As of December 31, 1999, Christopher F. Johnson resigned from his position as President and Chief Executive Officer and from the Board of the Company to accept a position with Park Electrochemical Corp., a manufacturer of laminates.

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPOSITECH LTD.

Date:  April 28, 2000                  By:  /S/ Jonas Medney
                                            ---------------------
                                            Jonas Medney
                                            Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 /S/ Jonas Medney                                                April 28, 2000
 -------------------------------------------
 Jonas Medney
 Chairman of the Board,
 Chief Executive Officer and Director
 (Principal Executive Officer)


 /S/ Samuel S. Gross                                             April 28, 2000
 -------------------------------------------
 Samuel S. Gross
 Executive Vice President, Secretary,
 Treasurer and Director
 (Principal Financial and Accounting Officer)


/S/ Willard T. Jackson                                           April 28, 2000
--------------------------------------------
 Willard T. Jackson, Director


 /S/ Fred E. Klimpl                                              April 28, 2000
--------------------------------------------
 Fred E. Klimpl, Director


/S/ Robert W. Middleton                                          April 28, 2000
--------------------------------------------
 Robert W. Middleton, Director


/S/ Heinz-Gerd Reinkemeyer                                       April 28, 2000
--------------------------------------------
 Heinz-Gerd Reinkemeyer, Director


/S/ James W. Taylor                                              April 28, 2000
-------------------------------------------
 James W. Taylor, Director