Form 10QSB
period 2000-03-31
COMPOSITECH LTD
filed 2000-05-16
CIK 829764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

       Registrant's telephone number, including area code: (631) 436-5200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 2000:

      Common Stock $.01 par value                         19,786,477
      ---------------------------                         ----------
              Class                                    Number of shares

                                COMPOSITECH LTD.


                                      Index

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Balance Sheets as of March 31, 2000 (unaudited)
           and December 31, 1999...............................................2

         Statements of Operations (unaudited) for the three months
           ended March 31, 2000 and 1999...................................... 3

         Statements of Cash Flows (unaudited) for the three months
           ended March 31, 2000 and 1999.......................................4

         Notes to Financial Statements (unaudited).............................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................7

Part II - Other Information

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................12

                                COMPOSITECH LTD.
                                 BALANCE SHEETS

                                                                                                     March 31          December 31
                                                                                                       2000               1999
                                                                                                   ------------        ------------
ASSETS                                                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                                                        $    101,110        $     73,197
  Accounts receivable trade - net                                                                                            82,783
  Inventories                                                                                             7,800              15,000
  Prepaid expenses and other                                                                             89,901              48,412
                                                                                                   ------------        ------------
        Total current assets                                                                            198,811             219,392

Property and equipment held for sale                                                                  2,000,000           2,000,000
Investment in joint venture                                                                                                 466,000
Deferred debt expense - net of accumulated amortization of $461,078                                                          49,163
Other assets and other deferred charges, net of accumulated amortization
       of $821,752 (2000) and $658,375 (1999)                                                           563,844             401,894
                                                                                                   ------------        ------------
Total assets                                                                                       $  2,762,655        $  3,136,449
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                                 $  1,894,586        $  1,814,421
  Deferred salaries                                                                                     142,287             152,362
  Accrued interest - $76,502 (2000) and $44,276 (1999) to stockholders                                  167,368             104,423
  Other accrued liabilities                                                                             668,163             642,762
  Loans and notes payable                                                                             2,114,072           2,976,935
  Notes payable to directors/stockholders                                                               158,333             158,333
                                                                                                   ------------        ------------
        Total current liabilities                                                                     5,144,809           5,849,236

Non-current liabilities:
  Notes payable to directors/stockholders                                                             1,420,000           1,420,000
  Deferred salaries - officers / directors                                                              936,116             913,135
  Accrued interest - directors/stockholders                                                             366,476             366,476
  Deferred licensing income                                                                                                 643,840
  Advances received                                                                                                         500,000
                                                                                                   ------------        ------------
        Total non-current liabilities                                                                 2,722,592           3,843,451


Commitments

Stockholders' (deficiency) :
  Undesignated  preferred stock;  authorized  3,799,780 shares,  none issued and outstanding  Series A convertible  preferred stock, par value $3.00 per share;
  authorized shares - 714,161,
    issued and outstanding shares - 379,998 (2000) and 393,997 (1999)                                 1,139,994           1,181,991
  Series C 8% convertible preferred stock, par value $0.01 per share;
    authorized shares - 200,000 issued and outstanding shares - 54,000                                  540,000             540,000
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 20,503,504 (2000) and 18,023,613 (1999)                             205,035             180,236
  Additional paid-in capital                                                                         46,816,419          44,449,398
  Deficit                                                                                           (51,249,982)        (50,349,052)
                                                                                                   ------------        ------------
                                                                                                     (2,548,534)         (3,997,427)

  Less treasury shares to be received - 949,585 (2000) and 951,000 (1999)                            (1,744,388)         (1,746,987)
  Less notes receivable received for issuance of common stock                                          (811,824)           (811,824)
                                                                                                   ------------        ------------
    Total stockholders' (deficiency)                                                                 (5,104,746)         (6,556,238)
                                                                                                   ------------        ------------
Total liabilities and stockholders' (deficiency)                                                   $  2,762,655        $  3,136,449
                                                                                                   ============        ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                        Three Months Ended
                                                                                                              March 31
                                                                                                ------------------------------------
                                                                                                    2000                   1999
                                                                                                ------------           -------------
Revenues:
  Sales                                                                                          $      --              $    95,980
  Licensing                                                                                             --                   12,590
                                                                                                ------------           ------------
       Total revenues                                                                                   --                  108,570
Costs and expenses:
  Manufacturing                                                                                         --                1,202,842
  Selling, general and administrative                                                                556,319                369,579
  Research and development                                                                              --                   67,386
                                                                                                ------------           ------------
      Total operating expenses                                                                       556,319              1,639,807

(Loss) from operations                                                                              (556,319)            (1,531,237)

Other income (expenses):
  Interest income                                                                                     16,507                 11,652
  Interest expense, net of interest capitalized                                                      (99,278)               (65,590)
  Amortization of debt discount and expenses                                                        (259,869)               (42,834)
  Other income (expense)                                                                              (1,971)                (4,500)
                                                                                                ------------           ------------
                                                                                                    (344,611)              (101,272)
                                                                                                ------------           ------------
(Loss) from operations before equity in operations of joint venture                                 (900,930)            (1,632,509)

Equity in operations of joint venture                                                                   --                   (5,513)
                                                                                                ------------           ------------
   Net (loss)                                                                                       (900,930)            (1,638,022)

Preferred stock dividends                                                                               --                   11,851
                                                                                                ------------           ------------
   (Loss) attributable to common stockholders                                                   ($   900,930)          ($ 1,649,873)
                                                                                                ============           ============

(Loss) per common share - basic and diluted                                                     ($      0.05)          ($      0.11)
                                                                                                ============           ============

Shares used in computing (loss) per common share                                                  18,185,433             14,627,528
                                                                                                ============           ============

See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                               -------------------------------
                                                                                                   2000               1999
                                                                                               ------------       ------------
Cash Flows from Operating Activities

Net (loss)                                                                                     ($  900,930)       ($1,638,022)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                          4,401            268,638
    Restructuring charges
    Loss on disposal of property and equipment
    Amortization of debt discount and expenses                                                     363,003             48,604
    Issuance of common stock as compensation to directors                                           30,500
    Equity in net (income) loss of joint venture                                                                        5,513
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                              82,783              4,215
       Accounts receivable from joint venture                                                                         (57,232)
       Inventories                                                                                   7,200              7,154
       Prepaid expenses and other                                                                  (41,489)            27,096
       Other assets and other deferred charges                                                         810             16,500
       Accounts payable                                                                             80,165           (121,892)
       Deferred salaries                                                                            12,906             29,738
       Accrued interest                                                                             92,513             40,513
       Deferred licensing income                                                                                      (63,424)
       Other accrued liabilities                                                                    28,000             83,701
                                                                                               ------------       ------------
          Net cash and cash equivalents (used) in operating activities                            (240,138)        (1,348,898)

Cash Flows from Investing Activities

Purchase of property and equipment - net                                                                              (81,644)
Patent costs deferred                                                                               (2,637)           (10,113)
                                                                                               ------------       ------------
          Net cash and cash equivalents (used in) investing activities                              (2,637)           (91,757)

Cash Flows from Financing Activities

Net proceeds from issuance of common stock                                                          91,408          1,406,308
Net proceeds from exercise of warrants                                                             159,280
Net proceeds from loans and notes payable                                                           20,000            460,501
Payment of capital lease obligations                                                                                   (7,848)
                                                                                               ------------       ------------
        Net cash and cash equivalents provided by financing activities                             270,688          1,858,961

                                                                                               ------------       ------------
        Increase in cash and cash equivalents                                                       27,913            418,306
        Cash and cash equivalents at beginning of period                                            73,197            102,286
                                                                                               ------------       ------------
        Cash and cash equivalents at end of period                                              $   101,110        $   520,592
                                                                                               ============        ===========

Supplemental disclosures of cash flow information

2Noncash financing activities:
  Preferred Stock dividends on 7% Series B convertible preferred stock                                             $   11,851
  Issuance of common stock in repayment of promissory notes,
      including accrued interest                                                                $1,067,295
  Issuance of common stock as compensation for bridge financing                                                    $   12,500
  Issuance of common stock as compensation to directors                                         $   30,500

Cash paid for:
  Interest                                                                                      $    6,689         $   26,232

See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2000

Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2 - Common Stock Issuances and Stock Options

     During January 2000, pursuant to the Company's Amended and Restated Stock Award Plan (the "Award Plan"), the Company issued to its non-employee directors stock awards of 36,365 shares of its common stock, vesting on a quarterly basis over a one-year period, as payment of the annual $10,000 per year, per director, retainer for the year 2000 and 13,094 shares of its common stock, as compensation for the 1999 meeting attendance of the Board of Directors and related subcommittees.

         During February 2000, pursuant to the Award Plan, the Company granted incentive options to its employees to purchase 600,000 shares of common stock at $0.01 per share. These options are exercisable only in the event of a successful transfer of the Company's technology or financing to restart production, while still employed by the Company.

     During February 2000, the Compensation Committee approved the repricing of stock options held by current employees, to an exercise price of $1.4375 per share, the market price on the date approved by the Committee, for all stock options with exercise prices in excess of $1.4375 per share. The authorization covered options to purchase 584,544 shares of common stock, of which 575,271 shares are exercisable as of the current date. At March 31, 2000, the market price of the Company's common stock was lower than the repriced exercise price and, therefore, there was no charge to earnings.

     In the three months ended March 31, 2000, 13,999 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 6,999 shares of common stock, resulting in a decrease in stockholders' equity relating to Series A convertible preferred stock of $41,997, an increase in stockholders' equity relating to common stock of $70 and an increase in additional paid-in capital of $41,927.

     During January 2000, in connection with an agreement to provide financial public relations and investor relations services, the Company issued 500,000 shares of its common stock to a consultant. The Company has estimated the value of the stock at $323,500, which is being amortized over the twelve-month life of the agreement. This issuance resulted in an increase in stockholders' equity relating to common stock of $5,000 and an increase in additional paid-in capital of $318,500.

     During February 2000, in connection with the settlement agreement which terminated the Taiwan joint venture agreement, the Company issued 587,372 shares of its common stock to its former joint venture partner, resulting in an increase in stockholders' equity relating to common stock of $5,874 and an increase in additional paid-in capital of $671,966 (see Note 3).

     During the three months ended March 31, 2000, the Company sold 158,747 shares of its common stock, in a private placement, realizing $91,408, net of expenses, resulting in an increase in stockholders' equity relating to common stock of $1,587 and an increase in additional paid-in capital of $89,821.

     During the three months ended March 31, 2000, the Company sold 141,583 shares of its common stock in connection with the exercise of warrants, realizing $159,280, resulting in an increase in stockholders' equity relating to common stock of $1,415 and an increase in additional paid-in capital of $157,865.

     During the three months ended March 31, 2000, the Company issued 273,442 shares of its common stock in connection with the repayment of certain promissory notes payable totaling $169,167, including $20,000 which was borrowed during January 2000, resulting in an increase in stockholders' equity relating to common stock of $2,735 and an increase in additional paid-in capital of $166,432.

     On March 31, 2000, the Company issued 789,563 shares of its common stock in connection with the conversion of the first tranche of a term note series which totaled $898,128, including accrued interest, resulting in an increase in stockholders' equity relating to common stock of $7,896 and an increase in additional paid-in capital of $890,232.

Note 3 - Joint Venture

     As of February 17, 2000, the Company reached a settlement agreement with its joint venture partner/licensee in Taiwan, which terminated the joint venture agreement and the license for use of the Company's proprietary technology in Taiwan. Under the terms of the settlement, in exchange for the issuance of 587,372 shares of its common stock to the licensee, the Company retained the $1 million license down payment it received in 1998. Additionally, in exchange for returning the equity held by the Company in the Taiwanese joint venture, the Company retained the $500,000 advance it received to make the investment. The Company has recorded the value of the shares issued in connection with this settlement at $677,840, representing the net balance of the accounts on its balance sheet as of the agreement date, relating to the investment in the joint venture, the deferred licensing income and the advances received on the sale of common stock.

Note 4 - Subsequent Events

     Subsequent to March 31, 2000, the Company sold 50,000 shares of its common stock in a private placement to accredited investors, realizing approximately $34,500, net of expenses.

     During April 2000, the Company issued 182,558 shares of its common stock in connection with the repayment of certain promissory notes payable and accrued interest totaling $106,953, resulting in an increase in stockholders' equity relating to common stock of $1,826 and an increase in additional paid-in capital of $105,127.

     On April 25, 2000, the Board of Directors for the Company's Canadian joint venture approved the dissolution and liquidation of the joint venture. In accordance with that action, the Company will receive back 949,585 shares of its common stock, which is adjusted from the 951,000 shares which were recorded as treasury shares to be received in the Company's financial statements as of December 31, 1999.

     During May 2000, the holders of certain term notes payable, totaling approximately $1,605,000 including accrued interest as of April 30, 2000, agreed to an extension of the due date on such notes to June 2, 2000.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, in addition to the discussions below, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the risk factors listed therein.

Overview

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In addition to the matters discussed above, the Company has incurred recurring operating losses and has a working capital deficiency. The Company requires, and is negotiating for, additional funding from financing or other sources to satisfy its existing liabilities and cover future operating expenses until sufficient revenues are generated. Since December 31, 1999, the Company has received limited private placement funding. In addition, the Company has initiated discussions with certain creditors to provide accommodations with regard to outstanding liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

     In light of the Company's decision to suspend its manufacturing operations on December 3, 1999 and refocus its resources on locating suitable licensees, joint venture partners or purchasers for its patented technology and equipment design, management's comparitive analysis is limited to those areas for which data is available for both periods. During the first three months of 2000, the Company did not record any sales, manufacturing or research and development expenses. Lease related obligations of the idled manufacturing facility, totaling approximately $50,000 were charged to the restructuring provision recorded as of December 31, 1999.

     Selling, general and administrative expenses reflect an increase of $186,740, to $556,319 for the three months ended March 31, 2000 from $369,579 for the three months ended March 31, 1999. Decreases in payroll related, travel and promotion expenses were more than offset by an increase in non-cash charges of approximately $130,000 due to amortization of the value of warrants and common stock issued in exchange for professional services and $30,000 for directors' compensation, paid in common stock. For the three months ended March 31, 2000, there was an increase of approximately $30,000 in legal and professional fees related to creditor activities and the pursuit of licensing and financing partners. In addition, the 1999 period included a reduction of approximately $145,000 of expenses that were charged to the Company's Canadian joint venture, in accordance with the joint venture agreements.

     Interest expense increased to $99,278 for the three months ended March 31, 2000 from $65,590 for the three months ended March 31, 1999. The increase is related to the borrowing cost of the term note series, as well as the increases in the prime lending rate, which affects the interest expense of some of the stockholder loans and notes payable. Amortization of debt discount and expenses increased to $259,869 for the three months ended March 31, 2000 from $42,834 for the three months ended March 31, 1999. The increase was comprised primarily of a non-cash charge for debt premium of approximately $155,000 related to the term note series as well as an increase of approximately $53,000 of non-cash amortizations of expenses related to the extension of the due dates on the term note series.

     The foregoing resulted in the Company having a net loss of $900,930 for the three months ended March 31, 2000 compared with $1,632,509 for the three months ended March 31, 1999. The decreased loss was attributable to the lower operating costs due to the suspension of manufacturing activities offset partially by an increase in the amortization of debt discount and expenses and other non-cash items.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1999 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects operating losses to continue in 2000. As of March 31, 2000, the Company had approximately $101,000 of available cash resources. However, the Company will require additional funding to cover current operations, which require approximately $120,000 a month based on current levels of operations, until revenues from licensing, joint ventures or technology sales are sufficient.

     Current liabilities include approximately $1,658,000 of convertible promissory notes and term notes, which the Company anticipates will be converted into shares of its common stock. Non-current liabilities include approximately $936,000 in deferred salaries due to officers, accrued interest of approximately $366,000 due to stockholders and notes payable of $1,420,000 due to officers/directors, whose due dates have historically been extended in the event the Company does not have the available cash resources to repay on the scheduled due dates.

     The Company is negotiating for additional funding. Such additional funding may be raised through sources including license fees, sales of equipment in connection with licensing operations, joint ventures or other collaborative relationships, as well as equity or debt financing. No assurance can be given that funding will be sufficient and available or, if it is available, that it will be available on acceptable terms. If additional funds are not available to satisfy our past due accounts payable and our short-term or long-term capital requirements, we may not be able to continue as a going concern.


Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

     Net cash and cash equivalents used in operating activities decreased to $240,138 for the three months ended March 31, 2000 from $1,348,898 for the three months ended March 31, 1999. The decreased level of activities and continued deferral of salaries, accrued interest and other accrued liabilities contributed to the lower use of cash during the first quarter of 2000.

     Net cash and cash equivalents used in investing activity decreased to $2,637 for the three months ended March 31, 2000, from $91,757 for the three months ended March 31, 1999. During the first quarter of 2000, there were no expenditures for property and equipment, which totaled $81,644 during the three months ended March 31, 1999.

     Cash flows from financing activities decreased to $270,688 for the three months ended March 31, 2000, from $1,858,961 for the three months ended March 31, 1999. The primary sources of the funds, net of expenses, provided by financing activities in the first quarter of 2000 were the private placement of the Company's common stock, totaling $91,408 and the sale of the Company's common stock through the exercise of warrants, totaling $159,280. The primary sources of the funds, net of expenses, provided by financing activities in the first quarter of 1999 were the private placement of the Company's common stock, totaling $1,406,308 and the closing of the first tranche of the term notes series, totaling $430,000.

Part II - Other Information

Item 1. Legal Proceedings

       The Company is a party to the following legal proceedings :

1. On April 3, 2000, the Company entered into a stipulation agreement with Reckson Operating Partnership, L.P. ("Reckson") as a result of a summary proceeding that was instituted on March 14, 2000 in the District Court of the County of Suffok, NY by Reckson with regard to non-payment of approximately $72,000 of rent and real estate taxes. The Company and Reckson have agreed to a payment schedule and to terminate the Company's lease as of June 30, 2000.

2. On March 28, 2000, the Company filed a verified answer in regard to an action commenced on January 11, 2000 in the Supreme Court of State of New York by Yates Foil USA, Inc., which seeks damages of approximately $140,000 for goods sold and delivered. The amount of the claim is accrued on the books of the Company as at December 31, 1999.

3. The Company is also a party to several legal proceedings relating to creditors which are not material.

Item 2.  Changes in Securities

     (c) Recent Sales of Unregistered Securities.
         ---------------------------------------
     During the three months ended March 31, 2000, the Company sold 158,747 shares of its common stock to certain accredited investors in a private placement, for an aggregate offering of $91,408. In connection with the private placement, Trautman Wasserman & Company, Inc., the placement agent, received cash commissions of $8,458.

     The sales of the shares of common stock in the private placement were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit Number                                 Description

        10.70 Form of Investor Subscription Agreement between Compositech and certain investors in connection with a private placement of Compositech's common stock which had its most recent closing on April 13, 2000.

        10.71 Form of Amendment to Bridge Financing Notes between Compositech and certain investors dated March 31, 2000.

        10.72 Agreement between the Company and Sovereign Capital Advisors, LLC to extend the due date of a Secured Convertible Bridge Financing Note.

        10.73 Agreement between the Company and SovCap Equity Partners, Ltd., Sovereign Capital Advisors LLC, Arab Commerce Bank, Ltd., Correllus International Ltd. and Bronia GmbH dated April 21, 2000, extending the due dates on certain Bridge Financing Notes till June 2, 2000.

        27      Financial Data Schedules ( Edgar version only )


(b) Reports on Form 8-K
                                                                    Financial
    Date of Report           Item Reported                      Statements Filed
    --------------    --------------------------------          ----------------
    March 7, 2000          Item 5 - Other Events                        No
                       (Announcing settlement agreement with
                         Taiwanese joint venture partners and
                         termination of merger negotiations with
                         Netdirect International Corporation.)

     All other items required in Part II have been filed previously or are not applicable for the quarter ended March 31, 2000.


                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPOSITECH LTD.


Dated: May 15, 2000                     /s/ Samuel S. Gross
                                        --------------------------------------
                                        Executive Vice President and Treasurer
                                       (Principal Accounting Officer and officer
                                        duly authorized to sign this report on
                                        behalf of the registrant)

                  THE TERMS OF THIS SUBSCRIPTION AGREEMENT, AS
                     SET FORTH BELOW, HAVE BEEN MODIFIED IN
                    ACCORDANCE WITH AN AGREEMENT BETWEEN THE
                           PURCHASERS AND THE COMPANY.

                                                                   EXHIBIT 10.70

                                COMPOSITECH LTD.

                         INVESTOR SUBSCRIPTION AGREEMENT
                           AND INVESTOR QUESTIONNAIRE

     THE SECURITIES OFFERED HEREBY IN THE FORM OF SHARES OF COMMON STOCK OF COMPOSITECH LTD. HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THE SHARES CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH THE RESTRICTIONS ON TRANSFERABILITY CONTAINED IN THIS AGREEMENT AND APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH THIS AGREEMENT AND SUCH LAWS.

                              * * * * * * *

     PLEASE REVIEW THIS SUBSCRIPTION AGREEMENT CAREFULLY. PLEASE NOTE THAT IN ADDITION TO SIGNING AND COMPLETING PAGE 15 OF THIS
     SUBSCRIPTION AGREEMENT, YOU ARE REQUIRED TO INITIAL THE APPLICABLE PARAGRAPHS OF SECTION 4.

                              * * * * * * *

Compositech Ltd.
120 Ricefield Lane
Hauppauge, NY 11788

Gentlemen:

     1. Subscription. Subject to the terms and conditions of this Subscription Agreement, the undersigned hereby subscribes for and agrees to purchase ____________ shares of Common Stock, par value $.01 per share (the "Shares"), at a price of $_________ per Share, of Compositech Ltd., a Delaware corporation (the "Company"), a price agreed to between the undersigned and the Company on the date of the purchase. The undersigned herewith delivers a certified or bank check or wires funds, in accordance with the wire transfer instructions attached hereto as Exhibit A, in the amount of $___________ which amount represents the aggregate purchase price of the Shares.

     Except to the extent provided by applicable state securities laws, the undersigned agrees that this subscription shall be irrevocable and shall survive the death or disability of the undersigned. The undersigned further understands that if and to the extent that this subscription is not accepted, in whole or in part, any amount received by the Company from the undersigned will be returned to the undersigned without interest or deduction.

     2. Access to Information. The undersigned acknowledges that the Company has made available to the undersigned, or the undersigned's personal advisors, the opportunity to obtain additional information to evaluate the merits and risks of the undersigned's investment in the Company.

     3. General Representations and Warranties. The undersigned hereby represents and warrants to the Company and the other purchasers of Shares as follows:

     (a) The Company has answered all inquiries that the undersigned has made of it concerning the Company, its business and financial condition or any other matter relating to the operation of the Company and the offer and sale of the Shares.

     (b) The undersigned has such knowledge and experience in financial and business matters in general, and financial and business matters of the type in which the Company will engage in particular, that the undersigned is capable of evaluating the merits and risks of an investment in the Company.

     (c) The undersigned is familiar with the nature of and risks attendant to an investment of this type, the undersigned is financially capable of bearing the economic risk of this investment and the undersigned can afford the loss of the total amount of the investment.

     (d) If the undersigned is a corporation, partnership, trust or other entity, it is duly organized and validly existing under the laws of the state and country of its incorporation or formation and the person executing this Subscription Agreement in a representative or fiduciary capacity has full power and authority to execute and deliver this Subscription Agreement in such capacity and on behalf of the subscribing corporation, partnership, trust or other entity. Such entity has full right and power to perform its obligations pursuant to this Subscription Agreement.

     4. Accredited Investor Status Representations and Warranties. Please initial the applicable representation below ((a) or (b)) regarding the nature of your status as an "Accredited Investor" as such term is defined in Rule 501(a) of Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act").

     (a) INITIAL IF (i) AND (ii) BELOW ARE APPLICABLE ___________.

          (i) The undersigned is an individual who is such an "Accredited Investor" because: the undersigned is a director or executive officer of the Company; or the undersigned has a net worth, or joint net worth with the undersigned's spouse, in excess of $1,000,000 (which net worth includes the value of homes, home furnishings and automobiles); or the undersigned had an individual income in excess of $200,000 in each of the two most recent years, or joint income with the undersigned's spouse in excess of $300,000 in each of those years, and has a reasonable expectation of reaching the same income level in the current year; and

          (ii) The undersigned represents that the undersigned: (A) does not have an overall commitment to investments which are not readily marketable that is disproportionate to the undersigned's net worth, and that the undersigned's investment in the Shares will not cause such overall commitment to become excessive; and (B) has adequate net worth and means of providing for the undersigned's current needs and personal contingencies to sustain a complete loss of the undersigned's investment in the Company at the time of investment and has no need for liquidity in the undersigned's investment in the Shares.

OR

     (b) INITIAL IF THE FOLLOWING IS APPLICABLE: ___________.

     The undersigned is a corporation, partnership, trust, plan or other organization, entity or institution which is an "Accredited Investor," as defined in Regulation D.

     5. Investment Representations. The undersigned hereby represents and warrants to the Company and the other purchasers of Shares as follows:

         (a) The undersigned understands that the Shares have not been registered under the Securities Act or the securities laws of any state and that the undersigned is purchasing the Shares for investment only; the undersigned agrees and represents that the undersigned will not sell, assign, pledge or otherwise dispose of any Shares or any portion thereof unless, in the opinion of counsel for the Company, the same may be legally sold or disposed of without registration or qualification under the applicable state or federal statutes, or the Shares shall have been so registered or qualified and an appropriate registration statement shall then be in effect; the undersigned understands that the certificates representing the Shares will bear a legend containing the foregoing restriction; and the undersigned understands that the undersigned must bear the economic risk of the investment for an indefinite period of time.

         (b) The undersigned is fully aware that the Shares are being issued and sold to the undersigned in reliance upon the exemption provided for in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder and similar exemptions provided under state securities laws on the grounds that no public offering is involved and that the representations, warranties and agreements set forth in this Subscription Agreement are essential to the claiming of such exemptions.

         (c) The undersigned is purchasing the Shares with the undersigned's personal funds and not with the funds of any other person, firm or entity; the undersigned is acquiring the

Shares for the undersigned's personal account for investment only, and without any intention of selling or distributing all or any part thereof; the undersigned has no reason to anticipate any change in personal circumstances, financial or otherwise, which would cause the undersigned to sell, distribute, or necessitate or require any sale or distribution of the Shares; and no person other than the undersigned has any beneficial interest in the Shares.

         (d) No representations, warranties or covenants have been made to the undersigned by the Company or any officer, employee, agent, affiliate or subsidiary of the Company, other than the representations, warranties and covenants included in this Subscription Agreement.

     6. Representations, Warranties and Covenants of the Company. The Company represents, warrants and covenants that:

         (a) The Company is duly organized, validly existing and in good standing as a corporation under the laws of the State of Delaware.

         (b) The Company is duly qualified to do business as a foreign corporation in good standing in each jurisdiction in which its activities or the ownership or leasing of property require such qualification or where the failure to so qualify would have a material adverse effect on the business, operations, condition (financial or otherwise) or results of operations of the Company.

         (c) The outstanding shares of capital stock of the Company are duly authorized, validly issued, fully paid and nonassessable; none of such shares has been issued in violation of the preemptive rights of any shareholder of the Company. The Shares, when issued in accordance with the terms thereof, will be duly authorized, validly issued, fully paid and nonassessable; and none of the Shares will be issued in violation of the preemptive rights of any shareholder of the Company.

         (d) This Subscription Agreement has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms.

         (e) The Company is not in violation of any term or provision of (i) any of its charter documents, including its certificate of incorporation or by-laws,
(ii) any material term or provision of any indenture, mortgage, deed of trust, note agreement, or other agreement or instrument to which it is a party or by which it is or may be bound or to which any of its assets, property or business is or may be subject, (iii) any material term of any indebtedness or (iv) to the best of the Company's knowledge, any statute or any judgment, decree, order, rule or regulation of any court, regulatory body or administrative agency or other federal, state or other governmental body, domestic or foreign, having jurisdiction over its assets, property or business, which violation or violations, either in any case or in the aggregate, might result in any material adverse change, financial or otherwise, in its assets, properties, condition, business, earnings or prospects, and the execution and delivery by the Company of this Subscription Agreement, the consummation by the Company of the transactions herein contemplated and compliance by the Company with the terms of this Subscription Agreement will not result in any such violation.

     7. Indemnification. The undersigned agrees to indemnify and hold harmless the Company, its officers, directors, employees, stockholders and affiliates, and any person acting on behalf of the Company, from and against any and all damage, loss, liability, cost and expense (including attorney's fees) which any of them may incur by reason of the failure by the undersigned to fulfill any of the terms and conditions of the Subscription Agreement, or by reason of any breach of the representations, warranties and covenants made by the undersigned herein, or in any other document provided by the undersigned to the Company. All representations, warranties and covenants contained in this Subscription Agreement, and the indemnification contained in this Section 7, shall survive the acceptance of this Subscription Agreement by the Company.

     8. Transferability; Binding Effect. The undersigned hereby agrees that this Subscription Agreement may not be sold, assigned, pledged, transferred or otherwise disposed of, except as otherwise provided for herein, in any manner, by the purchaser, without the prior written consent of the Company. This Subscription Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns and the undersigned's heirs, personal representatives, successors and permitted assigns.

     9. Acceptance of Subscription. The Company shall have the right to accept or reject this Subscription Agreement, in whole or in part, and this Subscription Agreement shall be deemed to be accepted only when the acceptance attached hereto is signed by the Company.

     10. No Waiver. Notwithstanding any of the representations, warranties, acknowledgments or agreements made herein by the undersigned, the undersigned does not thereby or in any other manner waive any of the rights granted to the undersigned under federal or state securities laws.

     11. Registration Rights

     (a) As used in this Section 11, the following terms shall have the following meanings:

          (i) "Affiliate" shall mean, with respect to any person, any other person controlling, controlled by or under direct or indirect common control with such person (for the purposes of this definition "control," when used with respect to any specified person, shall mean the power to direct the management and policies of such person, directly or indirectly, whether through ownership of voting securities, by contract or otherwise; and the terms

     "controlling" and "controlled" shall have meanings correlative to the foregoing).

          (ii) "Business Day" shall mean a day Monday through Friday on which banks are generally open for business in New York.

          (iii) "Holders" shall mean the undersigned and any person holding Registrable Securities to whom the rights under Section 11 have been transferred in accordance with Section 11(i).

          (iv) "Person" shall mean any person, individual, corporation, partnership, trust or other nongovernmental entity or any governmental agency, court, authority or other body (whether foreign, federal, state, local or otherwise).

          (v) The terms "register," "registered" and "registration" refer to the registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering of the effectiveness of such registration statement.

          (vi) "Registrable Securities" shall mean the Shares and any shares of common stock of the Company issued as a dividend or other distribution with respect to or in replacement of Shares; provided, however, that such securities shall only be treated as Registrable Securities if and only for so long as they (A) have not been disposed of pursuant to a registration statement declared effective by the SEC, (B) have not been sold in a transaction exempt from the registration requirements of the Securities Act so that all transfer restriction and restrictive legends with respect thereto are removed upon the consummation of such sale or (C) are held by a Holder or a permitted transferee pursuant to Section 11(i).

          (vii) "Registration Expenses" shall mean all expenses incurred by the Company in complying with Section 11(b) hereof, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, fees and expenses of counsel for the Company, blue sky fees and expense (for a reasonable number of states) and the expenses of any special audits incident to or required by any such registration (but excluding the fees of legal counsel for any Holder).

          (viii) "Registration Statement" shall have the meaning ascribed to such term in Section 11(b).

          (ix) "Registration Period" shall have the meaning ascribed to such term in Section 11(c).

          (x) "SEC" shall mean the U.S. Securities and Exchange Commission.

          (xi) "Selling Expenses" shall mean all underwriting discounts and selling commissions applicable to the sale of Registrable Securities and all fees and expenses of legal counsel for any Holder.

     (b) No later than 60 days after the purchase of Shares pursuant to this Subscription Agreement (the "Filing Date"), the Company will file a registration statement (the "Registration Statement") with the SEC and use its reasonable best efforts to effect the registration, qualifications or compliances (including, without limitation, the execution of any required undertaking to file post-effective amendments, appropriate qualifications or exemptions under applicable blue sky or other state securities laws and appropriate compliance with applicable securities laws, requirements or regulations) as may be so reasonably requested and as would permit or facilitate the sale and distribution of all Registrable Securities. Notwithstanding the foregoing, the Company will not be obligated to enter into any underwriting agreement for the sale of any of the Shares.

     (c) All Registration Expenses incurred in connection with any registration, qualification, exemption or compliance pursuant to Section 11(b) shall be borne by the Company. All Selling Expenses relating to the sale of securities registered by or behalf of Holders shall be borne by such Holders pro rata on the basis of the number of securities so registered.

     (d) In the case of the registration, qualification, exemption or compliance effected by the Company pursuant to this Subscription Agreement, the Company will, upon reasonable request, inform each Holder as to the status of such registration, qualification, exemption and compliance. At its expense the Company will:

          (i) use its reasonable best efforts to keep such registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective until at least the second anniversary of the Closing Date or until the Holders have completed the distribution described in the registration statement relating thereto, whichever first occurs. The period of time during which the Company is required hereunder to keep the Registration Statement effective is referred to herein as "the Registration Period." Notwithstanding the foregoing at the Company's election, the Company may cease to keep such registration, qualification or compliance effective with respect to any Registrable Securities and the registration rights of a Holder shall expire, at such time as the Holder may sell under Rule 144 under the Securities Act (or other exemption from registration acceptable to the Company) in a three-month period all Registrable Securities then held by such Holder;

          (ii) advise the Holders:

               (A) when the Registration Statement or any amendment thereto has been filed with the SEC and when the Registration Statement or any post-effective amendment thereto has become effective;

               (B) of any request by the SEC for amendments or supplements to the Registration Statement or the prospectus included therein or for additional information;

               (C) of the issuance by the SEC of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceeding for such purpose;

               (D) of the receipt by the Company of any notification with respect to the suspension of the qualification of the Shares included therein for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; and

               (E) of the happening of any event that requires the making of any changes in the Registration Statement or the prospectus so that, as of such date, the statements therein are not misleading and do not omit to state a material fact required to be stated therein or necessary to make the statements therein (in the case of the prospectus, in the light of the circumstances under which they were made) not misleading;

          (iii) make every reasonable effort to obtain the withdrawal of any order suspending the effectiveness of any Registration Statement at the earliest possible time;

          (iv) during the Registration Period deliver to each Holder, without charge, as many copies of the prospectus included in such Registration Statement and any amendment or supplement thereto as such Holder may reasonably request; and the Company consents to the use, consistent with the provisions hereof, of the prospectus or any amendment or supplement thereto by each of the selling Holders of Registrable Securities in connection with the offering and sale of the Registrable Securities covered by the prospectus or any amendment or supplement thereto;

          (v) prior to any public offering of the Registrable Securities pursuant to any Registration Statement, register or qualify or obtain an exemption for offer and sale under the securities or blue sky laws of such jurisdictions as any such Holders reasonably request in writing, provided that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction, and do any and all other acts or things reasonably necessary or advisable to enable the offer and sale in such jurisdictions of the Registrable Securities covered by such Registration Statement;

          (vi) cooperate with the Holders to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold pursuant to any Registration Statement free of any restrictive legends to the extent not required at such time and in such denomination and registered in such names as Holders may request at least three business days prior to sales of Registrable Securities pursuant to such Registration Statement; and

          (vii) upon the occurrence of any event contemplated by Section 11(d)(ii)(E) above, the Company shall promptly prepare a post-effective amendment to the Registration Statement or a supplement to the related prospectus, or file any other required document so that, as thereafter delivered to purchasers of the Registrable Securities included therein not misleading, the prospectus will not include any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in the light of the circumstances under which they were made.

     (e) The Holders shall have no right to take any action to restrain, enjoin or otherwise delay any registration pursuant to Section 11(b) hereof as a result of any controversy that may arise with respect to the interpretation or implementation of this Subscription Agreement.

          (f) (i) To the extent permitted by law, the Company will indemnify each Holder, each underwriter of the Registrable Securities and each person controlling such Holder within the meaning of Section 15 of the Securities Act, with respect to which any registration, qualification or compliance has been effected pursuant to this Subscription Agreement, against losses, damages and liabilities (or action in respect thereof), including any of the incurred in settlement of any litigation, commenced or threatened (subject to Section 11(f)(iii) below), arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any Registration Statement, prospectus or offering circular, or any amendment or supplement thereof, incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in light of the circumstances in which they were made, and will reimburse each Holder, each underwriter of the Registrable Securities and each person controlling such Holder, for reasonable legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action as incurred; provided that the Company will not be liable in any such case to the extent that any untrue statement or omission or allegation thereof is made in reliance upon and in conformity with written information furnished to the Company by or on behalf of such Holder and stated to be specifically for use in preparation of such registration statement, prospectus or offering circular; further provided that the indemnity contained in this Section 11(f)(i) shall not apply to amounts paid in settlement of any such claim, loss, damages, liability, action or proceeding if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case where the claim, loss, damage or liability arises out of or is related to the failure of the Holder to comply with the covenants and agreements contained in this Agreement with respect to the sales of Registrable Securities, and except that the foregoing indemnity agreement is subject to the conditions that insofar as it relates to (A) any such untrue statement or alleged untrue statement or omission or alleged omission made in the preliminary prospectus but eliminated or remedied in the amended prospectus filed with the SEC pursuant to Rule 424(b) or in the prospectus subject to completion and term sheet under Rule 434 of the Securities Act, which together meet the requirements of Section 10(a) of the Securities Act (the "Final Prospectus"), such indemnity agreement shall not inure to the benefit of any such Holder, any such underwriter or any such controlling person, if a copy of the Final Prospectus was not furnished to person or entity asserting the loss, liability, claim or damage at or prior to the time such furnishing is required by the Securities Act, and (B) any such untrue statement or alleged untrue statement or omission or alleged omission based upon information furnished to the Company by such Holder, such indemnity agreement shall not inure to the benefit of any such Holder, any such underwriter or any such controlling person;

          (ii) Each Holder will severally, if Registrable Securities held by such Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers, each underwriter of the Shares and each person who controls the Company within the meaning of Section 15 of the Securities Act, against all claims, losses, damages and liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened (subject to Section 11(f)(iii) below), arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus or offering circular, or any amendment or supplement thereof, incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in light of the circumstances in which they were made, and will reimburse the Company, such directors and officers, each underwriter of the Shares and each person controlling the Company for reasonable legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action as incurred, in each case to the extent, but only to the extent, that such untrue statement or omission or allegation thereof is made in reliance upon and in conformity with written information furnished to the Company by or on behalf of the Holder and stated to be specifically for use in preparation of such registration statement, prospectus or offering circular; provided that the indemnity shall not apply to the extent that such claim, loss, damage or liability results from the fact that a current copy of the prospectus that was made available to the Holder was not sent or given to the person asserting any such claim, loss, damage or liability at or prior to the written confirmation of the sale of the Registrable Securities confirmed to such person if such current copy of the prospectus would have cured the defect giving rise to such loss, claim, damage or liability. Notwithstanding the foregoing, in no event shall a Holder be liable for any such claims, losses, damages or liabilities in excess of the proceeds received by such Holder in the offering, except in the event of fraud by such Holder;

          (iii) Each party entitled to indemnification under this Section 11(f) (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld), and the Indemnified Party may participate in such defense at such Indemnified Party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Subscription Agreement, unless such failure is prejudicial to the Indemnifying Party in defending such claim or litigation. An Indemnifying Party shall not be liable for any settlement of an action or claim effected without its written consent (which consent will not be unreasonably withheld);

          (iv) If the indemnification provided for in this Section 11(f) is held by a court of competent jurisdiction to be unavailable to an Indemnified Party with respect to any loss, liability, claim, damage or expense referred to therein, then the Indemnifying Party, in lieu of indemnifying such Indemnified Party thereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, liability, claim, damage or expense in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party on the one hand and of the Indemnified Party on the other in connection with the statements or omissions which resulted in such loss, liability, claim, damage or expense as well as any other relevant equitable considerations. The relative fault of the Indemnifying Party and of the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Indemnifying Party or by the Indemnified Party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

     (g) (i) Each Holder agrees that, upon receipt of any notice from the Company of the happening of any event requiring the preparation of a supplement or amendment to a prospectus relating to Registrable Securities so that, as thereafter delivered to the Holders, such prospectus will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, each Holder will forthwith discontinue disposition of Registrable Securities pursuant to the Registration Statement contemplated by Section 11(b) until its receipt of copies of the supplemented or amended prospectus from the Company and, if so directed by the Company, each Holder shall deliver to the Company all copies, other than permanent file copies then in such Holder's possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice;

          (ii) Each Holder agrees to suspend, upon request of the Company, any disposition of Registrable Securities pursuant to the Registration Statement and prospectus contemplated by Section 11(b) during (A) any period not to exceed two 30-day periods within any one 12-month period the Company requires in connection with a primary underwritten offering of equity securities and (B) any period, not to exceed one 30-day period per circumstance or development, when the Company determines in good faith that offers and sales pursuant thereto should not be made by reason of the presence of material undisclosed circumstances or developments with respect to which the disclosure that would be required in such a prospectus is premature, would have an adverse effect on the Company or is otherwise inadvisable;

          (iii) As a condition to the inclusion of its Registrable Securities, each Holder shall furnish to the Company such information regarding such Holder and the distribution proposed by such Holder as the Company may request in writing or as shall be required in connection with any registration, qualification or compliance referred to in this Section 11;

          (iv) Each Holder hereby covenants with the Company (A) not to make any sale of the Registrable Securities without effectively causing the prospectus delivery requirements under the Securities Act to be satisfied, and (B) if such Registrable Securities are to be sold by any method or in any transaction other than on a national securities exchange, in the over-the-counter market, in privately negotiated transactions, or in a combination of such methods, to notify the Company at least five business days prior to the date on which the Holder first offers to sell any such Shares;

          (v) Each Holder acknowledges and agrees that the Registrable Securities sold pursuant to a Registration Statement are not transferable on the books of the Company unless the stock certificate submitted to the transfer agent evidencing such Registrable Securities is accompanied by a certificate reasonably satisfactory to the Company to the effect that (A) the Registrable Securities have been sold in accordance with such Registration Statement and (B) the requirement of delivering a current prospectus has been satisfied;

          (vi) Each Holder agrees not to take any action with respect to any distribution deemed to be made pursuant to such Registration Statement, that constitutes a violation of Regulation M under the Exchange Act or any other applicable rule, regulation or law;

          (vii) At the end of the period during which the Company is obligated to keep the Registration Statement current and effective as described above, the Holders of Registrable Securities included in the Registration Statement shall discontinue sales of shares pursuant to such Registration Statement upon receipt of notice from the Company of its intention to remove from registration the shares covered by such Registration Statement which remain unsold, and such Holders shall notify the Company of the number of shares registered which remain unsold immediately upon receipt of such notice from the Company.

     (h) With a view to making available to the Holders the benefits of certain rules and regulations of the SEC which at any time permit the sale of the Registrable Securities to the public without registration, the Company agrees to use its reasonable best efforts to:

          (i) make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times;

          (ii) file with the SEC in a timely manner all reports and other documents required of the Company under the Exchange Act; and

          (iii) so long as a Holder owns any unregistered Registrable Securities, furnish to such Holder upon any reasonable request a written statement by the Company as to its compliance with Rule 144 under the Securities Act, and of the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company as such Holder may reasonably request in availing itself of any rule or regulation of the SEC allowing a Holder to sell any such securities without registration.

     (i) The rights to cause the Company to register Registrable Securities granted to the Holders by the Company under Section 11(a) may be assigned in full by a Holder, provided that such transfer may otherwise be effected in accordance with applicable securities laws; (ii) such Holder gives prior written notice to the Company; and (iii) such transferee agrees to comply with the terms and provisions of this Subscription Agreement, and such transfer is otherwise in compliance with this Subscription Agreement. Except as specifically permitted by this Section 11(i), the rights of a Holder with respect to Registrable Securities as set out herein shall not be transferable to any other Person, and any attempted transfer shall cause all rights of such Holder therein to be forfeited.

     (j) With the written consent of the Company and the Holders holding at least a majority of the Registrable Securities that are then outstanding, any provision of this Section 11 may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely) or amended. Upon the effectuation of each such waiver or amendment, the Company shall promptly give written notice thereof to the Holders, if any, who have not previously received notice thereof or consented thereto in writing.

     12. Acknowledgment. The undersigned acknowledges that the undersigned has carefully read and fully understands this Subscription Agreement and its representations.

     13. Governing Law. This Subscription Agreement shall be governed by and construed in accordance with the laws of the State of New York with the exception of the choice of law provisions thereof.

     14. Counterparts. This Subscription Agreement shall be executed through the use of separate signature pages or in any number of counterparts, and each of such counterparts shall, for all purposes, constitute one agreement binding on all parties.

     IN WITNESS WHEREOF, the undersigned has executed this Subscription
Agreement this     day of
              ----         ------------, -----.


                                            -------------------------------
                                            (Purchaser's Name)


                                            -------------------------------
                                            (Purchaser's Signature)



                                            -------------------------------

                                            -------------------------------

                                            -------------------------------
                                            (Purchaser's Address)



                                            -------------------------------
                                            (Purchaser's Social Security or
                                            Taxpayer Identification Number)



                                            $------------------------------
                                            Subscription Amount



                                            -------------------------------
                                            (Purchaser's Telephone Number)

                                   ACCEPTANCE


     The undersigned hereby accepts the foregoing Subscription Agreement
this      day of               ,        .
     -----        -------------  -------


Compositech Ltd.


By:
   --------------------------------------

Name:
   --------------------------------------

Title:
   --------------------------------------

                                                                   Exhibit 10.71


                               FIRST AMENDMENT TO
                                COMPOSITECH LTD.
                     SERIES 1 BRIDGE FINANCING NOTE S1BFN-_


     THIS FIRST AMENDMENT TO SERIES 1 BRIDGE FINANCING NOTE S1BFN-8 (the "Amendment") is made and entered into as of the 31st day of March, 2000, by and between COMPOSITECH LTD., a Delaware corporation ("Maker" or the "Company") and.,______________ ("Holder"). Capitalized terms used and not otherwise defined herein shall the meanings ascribed to them in the Restated Bridge Note (as defined below).

                                   Background

     Pursuant to the Purchase Agreement, Maker has previously issued, sold, and delivered to Holder that certain Series 1 Bridge Financing Note, designated S1BFN-__ (the "Original Bridge Note"), originally issued ______________ to Holder in the original principal amount of US$____________ and due to mature one hundred eighty days thereafter. Subsequently, the Original Bridge Note was amended without additional consideration to extend the maturity date and restate the principal amount (the "Restated Bridge Note"), and Holder exchanged the Original Bridge Note for the Restated Bridge Note in the original principal amount of US$_____________. Maker and Holder now desire to modify and amend the Restated Bridge Note to provide for an extension to the Maturity Date to allow the Company to file its registration statement with respect to the shares of common stock underlying the Restated Bridge Note and Attached Repricing Warrant.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Maker and Holder do hereby agree to amend the Restated Bridge Note as follows:

                  ARTICLE 1. Amendment of Restated Bridge Note

     Section 1.1 Change of Maturity Date. The introductory paragraph of the Restated Bridge Note shall be modified and amended by striking the date "March 31, 2000" in the seventh line and inserting into the seventh line in place of such date the following: "April 21, 2000", so that the defined term "Maturity Date" is redefined and definitively established as April 21, 2000.

     Section 1.2 Provisions for Interest Unchanged. The provisions in the Restated Bridge Note for interest at the Note Rate up to the Maturity Date, as now defined in Section 1.1 of this Amendment, and for interest at the Default Rate thereafter, shall remain in full force and effect.

                            ARTICLE 2. Miscellaneous

     Section 2.1 Entire Agreement; Amendments. This Amendment supersedes all other prior oral or written agreements between Holder, Maker, and their respective affiliates and persons acting on their behalf with respect to the matters specifically referred to herein, and this Amendment and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither Maker nor Holder makes any representation, warranty, covenant, or undertaking with respect to such matters other than those contained in the Restated Bridge Note or the Purchase Agreement, which remain in full force and effect as if made on the date hereof. No provision of this Amendment may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

     Section 2.2 Governing Law. This Amendment shall be governed by and interpreted in accordance with the laws of the State of New York without regard to its principles of conflict of laws. The parties agree that any appropriate State court located in New Castle County, Delaware or the Federal courts located in the District of Delaware, shall have jurisdiction of any case or controversy arising under or in connection with this Amendment and shall be the proper forum in which to adjudicate such case or controversy, and the parties further agree to submit to the personal jurisdiction of such court.

     Section 2.3 Notices. Any notices, consents, waivers, or other communications required or permitted to be given under the terms of this Amendment must be in writing and given as more fully provided for in the Restated Bridge Note and in Section 9.5 of the Purchase Agreement.


      [Remainder of page intentionally left blank; signatures on next page]

                                SIGNATURE PAGE TO
                                 FIRST AMENDMENT
                                       TO
                         SERIES 1 BRIDGE FINANCING NOTE
                                    S1BFN-__

     IN WITNESS WHEREOF, the Company as Maker under the Restated Bridge Note and Holder have caused their duly authorized officers or agents to execute this Amendment as of the day and year first written above.


                                  MAKER


                                  COMPOSITECH LTD.


                                  By:-------------------------------------------
                                     Samuel S. Gross, Executive Vice President

Attest:

------------------------
Assistant Secretary



                                  HOLDER


                                  ----------------------------------------------


                                  By:
                                      ------------------------------------------


                                  Name:
                                       -----------------------------------------


                                  Title:----------------------------------------

Attest/Witness:

-------------------------
Name:
     --------------------

Title:
     --------------------

                                                                   Exhibit 10.72


                                                   March 31, 2000

Sovereign Capital Advisors, LLC
3340 Peachtree Road, NE, Suite 2320
Atlanta, Georgia 30326
Facsimile:
Attention: Mr. Paul D. Hamm



Dear Sirs:

     Reference is made to the Series 1 Bridge Note Purchase and Security Agreement, dated March 16, 1999, by and among Compositech Ltd. and the Purchasers listed therein (the "Note Purchase Agreement"), as amended by that certain First Amendment to the Series 1 Bridge Note Purchase and Security Agreement, dated April 21, 1999 and executed by the Company and certain Purchasers in connection with the Second Closing (the "First Amendment"), that certain Second Amendment to the Series1 Bridge Note Purchase and Security Agreement, dated July 28, 1999, and executed by the Company and certain Purchasers in connection with the Third Closing (the "Second Amendment") and that certain Letter Agreement, dated November 22, 1999, and executed by the Company and the Purchasers (the "Letter Agreement", together with the Note Purchase Agreement, the First Amendment and the Second Amendment, the "Purchase Agreement"). Defined terms, used but not defined herein, have the meanings ascribed thereto in the Purchase Agreement.

     The parties hereto agree that the Secured Convertible Bridge Financing Note of Compositech Ltd. in the amount of $98,327.00 issued to Sovereign Capital Advisors, LLC (the "Placement Agent") on October 4, 1999 to evidence the placement fee owed to the Placement Agent as part of the cancellation of the original Bridge Notes and issuance of replacement Bridge Notes on October 4, 1999 (the "Placement Note") be amended by striking the date "March 31, 2000" in the seventh line of the Placement Note and inserting into the seventh line in place of such date "June 2, 2000" so that the defined term "Maturity Date" is redefined and definitively established as June 2, 2000.

     The provisions of the Placement Note for interest at the Note Rate up to the Maturity Date, as now defined in this Agreement, and for interest at the Default Rate thereafter, shall remain in full force and effect.

     This Agreement supersedes all other prior oral or written agreements between the Company and the Placement Agent and their respective affiliates and persons acting on their behalf with respect to the matters specifically referred to herein, and this Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Placement Agent make any representation, warranty, covenant or undertaking with respect to such matters other than those contained in the Placement Note or the Placement Agency Agreement, dated March 16, 1999, by and between the Company and the Placement Agent (the "Placement Agency Agreement") which remain in full force and effect as if made on the date hereof. No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

     All notices and other communications hereunder shall be in writing and shall be delivered as provided for in the Placement Agency Agreement, as follows:

                  If to the Placement Agent to:

                       Sovereign Capital Advisors, LLC
                       3340 Peachtree Road, N.E.
                       Suite 2320
                       Atlanta, Georgia 30326
                       Attention: Don Odom
                       Tel: (404) 814-3737
                       Fax: (404) 812-3738

                  With a copy to:

                       Balboni Law Group, LLC
                       3475 Lenox Road
                       Suite 990
                       Atlanta, Georgia 30326
                       Attention: Geraldo M. Balboni II, Esq.
                       Tel: (404) 812-3100
                       Fax: (404) 812-3101

                  If to the Company to:

                       Compositech Ltd.
                       120 Ricefield Lane
                       Hauppauge, New York 11788
                       Attention: Samuel S. Gross
                       Facsimile Number: (631) 436-5203



                  With a copy to:

                       Patterson, Belknap, Webb & Tyler LLP
                       1133 Avenue of the Americas
                       New York, New York 10036
                       Attention: Edward F. Cox
                       Facsimile Number (212) 336-2222

     This Agreement shall be governed by the laws of the State of New York without regard to the conflicts of law doctrine of such state.

     This Agreement may be executed in counterparts, each of which shall constitute an integral original part of one and the same original instrument.

     If the foregoing correctly sets forth the understanding among us, please indicate your agreement and acceptance by signing below.


                                   Sincerely,


                                   COMPOSITECH LTD.


                                   By:
                                      ---------------------------------
                                       Samuel Gross
                                       Executive Vice President


Acknowledged, agreed and accepted by the undersigned:

SOVEREIGN CAPITAL ADVISORS, LLC


By:
   -----------------------------
       Authorized Signatory

                                                                   Exhibit 10.73


                                                   April 21, 2000

SovCap Equity Partners, Ltd.
Sovereign Capital Advisors, LLC
3340 Peachtree Road, NE, Suite 2320
Atlanta, Georgia 30326
Facsimile (404) 814-3738
Attention: Mr. Paul D. Hamm

Arab Commerce Bank, Ltd.
P.O. Box 309, Grand Cayman
Cayman Islands
Facsimile: 0171-437-2413
Attention: A. De Nazareth

Correllus International Ltd.
Calle Azucera 37
Torreblanca Del Sol
296 40 Fuengirola, Spain
Facsimile: (34) 95-2477043
Attention: Jan Lander

Bronia GmbH
Baarerstrasse 73, Postfach 2515
6302 Zug, Switzerland
Facsimile:
Attention: Bernard Muller

Dear Sirs:

     Reference is made to the Series 1 Bridge Note Purchase and Security Agreement, dated March 16, 1999, by and among Compositech Ltd. and the Purchasers listed therein (the "Note Purchase Agreement"), as amended by that certain First Amendment to the Series 1 Bridge Note Purchase and Security Agreement, dated April 21, 1999 and executed by the Company and certain Purchasers in connection with the Second Closing (the "First Amendment"), that certain Second Amendment to the Series 1 Bridge Note Purchase and Security Agreement, dated July 28, 1999, and executed by the Company and certain Purchasers in connection with the Third Closing (the "Second Amendment") and that certain Letter Agreement, dated November 22, 1999, and executed by the Company and the Purchasers (the "Letter Agreement", together with the Note Purchase Agreement, the First Amendment and the Second Amendment, the "Purchase Agreement"). Defined terms, used but not defined herein, have the meanings ascribed thereto in the Purchase Agreement or the Restated Bridge Notes (as defined below).

     The parties hereto agree that the following Restated Bridge Notes, dated as of October 4, 1999, as amended by the First Amendment to each of these Restated Bridge Notes, dated March 31, 2000, in the following denominations and in the name of the following Purchasers (collectively, the "Restated Bridge Notes"), are hereby amended by striking the date "April 21, 2000" in the seventh line and inserting into the seventh line in place of such date "June 2, 2000" so that the defined term "Maturity Date" is redefined and definitively established as June 2, 2000:

     SovCap Equity Partners, Ltd.         $189,025.00 S1BFN-8
     Correllus International Ltd.         $290,808.00 S1BFN-9
     Arab Commerce Bank Ltd.              $145,404.00 S1BFN-10
     Bronia GmbH                          $334,500.00 S1BFN-11
     SovCap Equity Partners, Ltd.         $267,600.00 S1BFN-12

     The provisions of the Restated Bridge Notes for interest at the Note Rate up to the Maturity Date, as now defined in this Agreement, and for interest at the Default Rate thereafter, shall remain in full force and effect.

     This Agreement supersedes all other prior oral or written agreements between the Purchasers, the Company and their respective affiliates and persons acting on their behalf with respect to the matters specifically referred to herein, and this Agreement and the instruments referenced herein along with the Transaction Agreements contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Purchasers make any representation, warranty, covenant or undertaking with respect to such matters other than those contained in the Restated Bridge Notes or the Purchase Agreement, which remain in full force and effect as if made on the date hereof. No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

     All notices and other communications hereunder shall be in writing and shall be delivered as provided for in the Purchase Agreement, as follows:

     If to a Purchaser to the address as set forth below such Purchaser's name as set forth on their respective Purchaser Signature Page to the Purchase Agreement;

     With a copy to:

     Sovereign Capital Advisors, LLC
     3340 Peachtree Road, N.E.
     Suite 2265
     Atlanta, Georgia 30326
     Attention: Paul Hamm or Don Odom
     Tel: (404) 814-3737
     Fax: (404) 812-3738

     If to the Company to:

     Compositech Ltd.
     120 Ricefield Lane
     Hauppauge, New York 11788
     Attention: Samuel S. Gross
     Facsimile Number: (631) 436-5203

     With a copy to:

     Patterson, Belknap, Webb & Tyler LLP

     1133 Avenue of the Americas
     New York, New York 10036
     Attention: Edward F. Cox
     Facsimile Number (212) 336-2222

     This Agreement shall be governed by the laws of the State of New York without regard to the conflicts of law doctrine of such state.

     This Agreement may be executed in counterparts, each of which shall constitute an integral original part of one and the same original instrument.

     If the foregoing correctly sets forth the understanding among us, please indicate your agreement and acceptance by signing below.


                                   Sincerely,


                                   COMPOSITECH LTD.


                                   By:
                                      --------------------------------
                                       Samuel Gross
                                       Executive Vice President


Acknowledged, agreed and accepted by the undersigned:

SOVCAP EQUITY PARTNERS LTD.


By:
   -----------------------------
      Authorized Signatory


ARAB COMMERCE BANK, LTD.


By:
   --------------------------------
      Authorized Signatory

CORRELLUS INTERNATIONAL LTD.


By:
   --------------------------------
      Authorized Signatory


BRONIA GMBH


By:
   --------------------------------
      Authorized Signatory

 SOVEREIGN CAPITAL ADVISORS, LLC


By:
   --------------------------------
      Authorized Signatory