Form 10QSB
period 2000-06-30
COMPOSITECH LTD
filed 2000-08-14
CIK 829764

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000 OR

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

                 710 Koehler Avenue, Ronkonkoma, New York 11779
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (631) 585-7710

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes _X_   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 2000:

         Common Stock $.01 par value                          20,034,205
         ---------------------------                          ----------
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

Item 1.  Financial Statements

             Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999...............2

             Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2000 and 1999.............................................3

             Statements of Cash Flows (unaudited) for the six months
               ended June 30, 2000 and 1999.....................................................4

             Notes to Financial Statements (unaudited)..........................................5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................7

Part II - Other Information

Item 1.  Legal Proceedings.....................................................................11

Item 2.  Changes in Securities.................................................................11

Item 6.  Exhibits and Reports on Form 8-K......................................................12

Signature......................................................................................12

                                COMPOSITECH LTD.
                                 BALANCE SHEETS



                                                                                                         June 30        December 31
                                                                                                           2000             1999
                                                                                                       ------------    -------------
ASSETS                                                                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                                                            $      7,036    $     73,197
  Accounts receivable trade - net                                                                                            82,783
  Inventories                                                                                                                15,000
  Prepaid expenses and other                                                                                 77,750          48,412
                                                                                                       ------------    ------------
        Total current assets                                                                                 84,786         219,392

Property and equipment held for sale                                                                      2,000,000       2,000,000
Investment in joint venture                                                                                                 466,000
Deferred debt expense - net of accumulated amortization of $461,078                                                          49,163
Other assets and other deferred charges, net of accumulated amortization
       of $931,055 (2000) and $658,375 (1999)                                                               519,274         401,894
                                                                                                       ------------    ------------
Total assets                                                                                           $  2,604,060    $  3,136,449
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                                     $  2,013,658    $  1,814,421
  Deferred salaries                                                                                         149,181         152,362
  Accrued interest - $20,802 (2000) and $44,276 (1999) to stockholders                                      148,572         104,423
  Other accrued liabilities                                                                                 592,313         642,762
  Loans and notes payable                                                                                 2,034,772       2,976,935
  Notes payable to directors/stockholders                                                                   158,333         158,333
                                                                                                       ------------    ------------
        Total current liabilities                                                                         5,096,829       5,849,236

Non-current liabilities:
  Notes payable to directors/stockholders                                                                 1,420,000       1,420,000
  Deferred salaries - officers / directors                                                                  977,827         913,135
  Accrued interest - directors/stockholders                                                                 471,315         366,476
  Deferred licensing income                                                                                                 643,840
  Advances received                                                                                                         500,000
                                                                                                       ------------    ------------
        Total non-current liabilities                                                                     2,869,142       3,843,451


Commitments

Stockholders' (deficiency) :
  Undesignated  preferred stock;  authorized  3,799,780 shares,  none issued and outstanding
  Series A convertible  preferred stock, par value $3.00 per share;
    authorized shares - 714,161, issued and outstanding shares - 326,665 (2000) and 393,997 (1999)          979,995       1,181,991
  Series C 8% convertible preferred stock, par value $0.01 per share; authorized shares - 200,000
    issued and outstanding shares - 54,000                                                                  540,000         540,000
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 20,983,790 (2000) and 18,023,613 (1999)                                 209,838         180,236
  Additional paid-in capital                                                                             47,252,126      44,449,398
  Deficit                                                                                               (51,787,658)    (50,349,052)
                                                                                                       ------------    ------------
                                                                                                         (2,805,699)     (3,997,427)

  Less treasury shares to be received - 949,585 (2000) and 951,000 (1999)                                (1,744,388)     (1,746,987)
  Less notes receivable received for issuance of common stock                                              (811,824)       (811,824)
                                                                                                       ------------    ------------
    Total stockholders' (deficiency)                                                                     (5,361,911)     (6,556,238)

                                                                                                       ------------    ------------
Total liabilities and stockholders' (deficiency)                                                       $  2,604,060    $  3,136,449
                                                                                                       ============    ============


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                           Three Months Ended               Six Months Ended
                                                                                 June 30                         June 30
                                                                      ------------------------------   -----------------------------
                                                                          2000             1999           2000             1999
                                                                      -------------   --------------  -------------   --------------
Revenues:
  Sales                                                                $       --      $    119,985    $       --      $    215,965
  Licensing                                                                                  15,861            --            28,451
                                                                       ------------    ------------    ------------    ------------
       Total revenues                                                                       135,846            --           244,416

Costs and expenses:
  Manufacturing                                                                --         1,370,465            --         2,573,307
  Selling, general and administrative                                       454,205         418,924       1,010,524         788,503
  Research and development                                                     --            80,421            --           147,807
                                                                       ------------    ------------    ------------    ------------
      Total operating expenses                                              454,205       1,869,810       1,010,524       3,509,617

(Loss) from operations                                                     (454,205)     (1,733,964)     (1,010,524)     (3,265,201)

Other income (expenses):
  Interest income                                                            16,394           8,927          32,901          20,579
  Interest expense, net of interest capitalized                             (98,186)        (51,930)       (197,464)       (117,520)
  Amortization of debt discount and expenses                                               (194,468)       (259,869)       (237,302)
  Other income (expense)                                                     (1,679)        (81,378)         (3,650)        (85,878)
                                                                       ------------    ------------    ------------    ------------
                                                                            (83,471)       (318,849)       (428,082)       (420,121)
                                                                       ------------    ------------    ------------    ------------
 (Loss) from operations before equity in operations of joint venture       (537,676)     (2,052,813)     (1,438,606)     (3,685,322)

Equity in operations of joint venture                                                       (41,701)           --           (47,214)
                                                                       ------------    ------------    ------------    ------------
   Net (loss)                                                              (537,676)     (2,094,514)     (1,438,606)     (3,732,536)

Preferred stock dividends                                                                     3,841            --            15,692
                                                                       ------------    ------------    ------------    ------------
   (Loss) attributable to common stockholders                          ($   537,676)   ($ 2,098,355)   ($ 1,438,606)   ($ 3,748,228)
                                                                       ============    ============    ============    ============

(Loss) per common share - basic and diluted                            ($      0.03)   ($      0.13)   ($      0.08)   ($      0.25)
                                                                       ============    ============    ============    ============

Shares used in computing (loss) per common share                         19,815,059      15,786,991      19,000,246      15,210,462
                                                                       ============    ============    ============    ============


See accompanying notes.

                                COMPOSITECH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                                             Six Months Ended
                                                                                                                 June 30
                                                                                                     ------------------------------
                                                                                                        2000               1999
                                                                                                     -----------        -----------
Cash Flows from Operating Activities
Net (loss)                                                                                           ($1,438,606)       ($3,732,536)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases                                                8,818            555,553
    Amortization of debt discount and expenses                                                           259,869            237,302
    Amortization of deferred charges                                                                     214,034
    Issuance of common stock as compensation to directors                                                 43,000
    Issuance of common stock in exchange for consulting services                                          18,000
    Equity in net loss of joint venture                                                                                      47,214
    Changes in operating assets and liabilities:
       Accounts receivable trade - net                                                                    82,783            (52,585)
       Accounts receivable from joint venture                                                                               (38,342)
       Inventories                                                                                        15,000             29,625
       Prepaid expenses and other                                                                        (29,338)           (54,613)
       Other assets and other deferred charges                                                            14,010             29,156
       Accounts payable                                                                                  199,237            181,895
       Deferred salaries                                                                                  61,511             43,452
       Accrued interest                                                                                  185,509            100,114
       Deferred licensing income                                                                                            (84,419)
       Other accrued liabilities                                                                         (47,850)           209,956
                                                                                                     -----------        -----------
          Net cash and cash equivalents (used) in operating activities                                  (414,023)        (2,528,228)

Cash Flows from Investing Activities
Purchase of property and equipment - net                                                                                   (234,559)
Patent costs deferred                                                                                     (4,070)            (6,947)
                                                                                                     -----------        -----------
          Net cash and cash equivalents (used in) investing activities                                    (4,070)          (241,506)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                                                               159,382          2,070,535
Net proceeds from exercise of warrants                                                                   157,864              1,282
Net proceeds from loans and notes payable                                                                 45,686            992,250
Payment of capital lease obligations                                                                                        (15,632)
Payment of loans and notes payable                                                                       (11,000)          (204,167)

                                                                                                     -----------        -----------
        Net cash and cash equivalents provided by financing activities                                   351,932          2,844,268
                                                                                                     -----------        -----------
        Increase (decrease) in cash and cash equivalents                                                 (66,161)            74,534
        Cash and cash equivalents at beginning of period                                                  73,197            102,286
                                                                                                     -----------        -----------
        Cash and cash equivalents at end of period                                                   $     7,036        $   176,820
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Dividends on 7% Series B convertible preferred stock                                                                  $    15,692
  Issuance of common stock in repayment of promissory notes
      including accrued interest                                                                     $ 1,174,248
  Issuance of common stock as compensation for bridge financing                                                         $    30,000
  Issuance of common stock as compensation to directors                                              $    43,000

Cash paid for:
  Interest                                                                                           $    11,879        $    36,498



See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements

                                   (Unaudited)

                                 March 31, 2000

Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

     During February 2000, the Compensation Committee approved the repricing of stock options held by current employees, to an exercise price of $1.4375 per share, the market price on the date approved by the Committee, for all stock options with exercise prices in excess of $1.4375 per share. The authorization covered options to purchase 584,544 shares of common stock, of which 575,271 shares are exercisable as of the current date. At June 30, 2000, the market price of the Company's common stock was lower than the repriced exercise price and, therefore, there was no charge to earnings.

     In the six months ended June 30, 2000, 67,332 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 33,665 shares of common stock, resulting in a decrease in stockholders' equity relating to Series A convertible preferred stock of $201,996, an increase in stockholders' equity relating to common stock of $337 and an increase in additional paid-in capital of $201,322, net of expenses of $337.

     During January 2000, in connection with an agreement to provide financial public relations and investor relations services, the Company issued 500,000 shares of its common stock to a consultant. The Company has estimated the value of the stock at $323,500, which is being amortized over the twelve-month life of the agreement. This issuance resulted in an increase in stockholders' equity relating to common stock of $5,000 and an increase in additional paid-in capital of $313,500, net of expenses of $5,000.

     During February 2000, in connection with the settlement agreement which terminated the Taiwan joint venture agreement, the Company issued 587,372 shares of its common stock to its former joint venture partner, resulting in an increase in stockholders' equity relating to common stock of $5,874 and an increase in additional paid-in capital of $666,092, net of expenses of $5,874 (see Note 3).

     On March 31, 2000, the Company issued 789,563 shares of its common stock in connection with the conversion of the first tranche of a term note series which totaled $898,128, including accrued interest, resulting in an increase in stockholders' equity relating to common stock of $7,896 and an increase in additional paid-in capital of $882,336, net of expenses of $7,896.

     During May 2000, in connection with the first three months of an agreement to provide consulting services in connection with the Company's licensing efforts, the Company issued 25,398 shares of common stock, resulting in an increase in stockholders' equity relating to common stock of $254 and an increase in additional paid-in capital of $17,492, net of expenses of $254.

     During the six months ended June 30, 2000, the Company sold 395,319 shares of its common stock, in a private placement, realizing $174,119, net of expenses, resulting in an increase in stockholders' equity relating to common stock of $3,953 and an increase in additional paid-in capital of $170,166.

     During the six months ended June 30, 2000, the Company sold 141,583 shares of its common stock in connection with the exercise of warrants, realizing $159,280, resulting in an increase in stockholders' equity relating to common stock of $1,415 and an increase in additional paid-in capital of $156,449, net of expenses of $1,416.

     During the six months ended June 30, 2000, the Company issued 456,000 shares of its common stock in connection with the repayment of certain promissory notes payable totaling $276,120, including accrued interest and $20,000 which was borrowed during January 2000, resulting in an increase in stockholders' equity relating to common stock of $4,560 and an increase in additional paid-in capital of $267,001, net of expenses of $4,559.

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

Note 4 - Subsequent Events

     As of June 2, 2000, the Company signed a letter of intent with the Aeon Group, Inc., regarding a potential merger of the two companies. On August 14, 2000, the parties terminated their merger discussions.

     On July 12, 2000, the Company sold 500 shares of Series D 8% Convertible Preferred Stock (the "Series D stock") in a private placement to an accredited investor, for a total of $500,000, which after expenses netted $420,000, as part of a bridge financing. The purchase agreement requires the Company to lend $100,000 of the net proceeds to the Aeon Group, Inc.. The Series D stock is intended to be a bridge financing to be redeemed from future financings to be received in connection with a merger of the Company. In connection with the sale of the Series D stock, the Company issued warrants to the investor to purchase 709,849 shares of its common stock, exercisable at $0.7326 per share, of which number, one-half is exercisable immediately, three-quarters is exercisable if the Series D stock is not redeemed within 120 days of the closing for the Series D stock and the balance is exercisable if the Series D stock is not redeemed within 180 days of that closing,.

     On July 14, 2000, the holders of certain term notes payable, totaling approximately $1,651,000 including accrued interest as of June 30, 2000, agreed to an extension of the due date on such notes to July 21, 2000, which was subsequently extended to September 25, 2000.

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

     In the last half of 1999, we experienced a demand for product that was greater than our production capability. In addition, we were unable to obtain adequate financing to maintain or expand our manufacturing capabilities. On December 3, 1999, we suspended our manufacturing operations and refocused our resources on locating suitable licensees, joint venture partners or purchasers for our technology. As a result, we reduced our staff from 124 employees to six. We are also exploring potential mergers and acquisitions or other strategic transactions.

     In March  2000,  we  formally  launched  our  licensing  program by sending proposals to a limited number of select candidates supported by our recommendation letters from several original equipment manufacturers ("OEM's") and printed circuit board customers. At the current date, we are having licensing discussions with five potential licensees. These include two laminate manufacturers and two suppliers to the industry.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In addition to the matters discussed above, the Company has incurred recurring operating losses and has a working capital deficiency. The Company requires, and is negotiating for, additional funding from financing or other sources to satisfy its existing liabilities and cover future operating expenses until sufficient revenues are generated. Since December 31, 1999, the Company has received private placement funding from the sales of its common stock and Series D 8% Convertible Preferred Stock. In addition, the Company has initiated discussions with certain creditors to provide accommodations with regard to outstanding liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

     In light of the Company's decision to suspend its manufacturing operations on December 3, 1999 and refocus its resources on locating suitable licensees, joint venture partners or purchasers for its patented technology and equipment design, management's comparative analysis is limited to those areas for which data is available for both periods. During the first six months of 2000, the Company did not record any sales, manufacturing or research and development expenses. Lease related obligations of the idled manufacturing facility, totaling approximately $100,000 were charged to the restructuring provision recorded as of December 31, 1999.

     Selling, general and administrative expenses increased to $454,205 for the three months ended June 30, 2000 from $418,924 for the three months ended June 30, 1999 and to $1,010,524 for the six months ended June 30, 2000 from $788,503 for the six months ended June 30, 1999. Decreases in payroll related, travel and promotion expenses were more than offset by an increase in non-cash charges of approximately $186,000 due to amortization of the value of warrants and common stock issued in exchange for professional services and $43,000 for directors' compensation, paid in common stock. For the six months ended June 30, 2000, there was an increase of approximately $142,000 in legal and professional fees related to creditor activities and the pursuit of licensing and financings. In addition, expenses for the 1999 period reflected a reduction of approximately $243,000 of expenses that were charged to the Company's Canadian joint venture, in accordance with the joint venture agreements.

     Interest expense increased to $98,186 for the three months ended June 30, 2000 from $51,930 for the three months ended June 30, 1999 and to $197,464 for the six months ended June 30, 2000 from $117,520 for the six months ended June 30, 1999. The increase is related to the borrowing cost of the term note series, as well as the increases in the prime lending rate, which affects the interest expense of some of the stockholder loans and notes payable.

     The foregoing resulted in the Company having a net loss of $537,676 for the three months ended June 30, 2000 compared with $2,094,514 for the three months ended June 30, 1999 and a net loss of $1,438,606 for the six months ended June 30, 2000 compared with $3,732,536 for the six months ended June 30, 1999. The decreased loss was attributable to the lower operating costs, due to the redirection of the Company's operations from manufacturing to licensing activities, offset partially by an increase in the amortization of the fair market value of common stock and warrants and other non-cash items.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1999 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects operating losses to continue in 2000. As of June 30, 2000, the Company had approximately $7,000 of available cash resources. On July 12, 2000, the Company sold 500 shares of Series D 8% Convertible Preferred Stock (the "Series D stock") in a private placement to an accredited investor, for an total of $500,000, which after expenses netted $420,000, as part of a bridge financing. The purchase agreement requires the Company to lend $100,000 of the net proceeds to the Aeon Group, Inc.. The Series D stock is intended to be a bridge financing to be redeemed from future financings to be received in connection with a merger of the Company. However, the Company will require additional funding to cover current operations, which require approximately $75,000 a month based on current levels of operations, until revenues from licensing, joint ventures or technology sales are sufficient.

     Current liabilities include approximately $1,558,000 of convertible term notes, which the Company anticipates will be converted into shares of its common stock. Non-current liabilities include approximately $978,000 in deferred salaries due to officers, accrued interest of approximately $471,000 due to stockholders and notes payable of $1,420,000 due to officers/directors, whose due dates have historically been extended because the Company did not have the available cash resources to repay on the scheduled due dates.

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

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

     Net cash and cash equivalents used in operating activities decreased to $414,023 for the six months ended June 30, 2000 from $2,528,228 for the six months ended June 30, 1999. The decreased level of activities and continued deferral of salaries, accrued interest and other accrued liabilities contributed to the lower use of cash during the first half of 2000.

     Net cash and cash equivalents used in investing activity decreased to $4,070 for the six months ended June 30, 2000, from $241,506 for the six months ended June 30, 1999. During the first half of 2000, there were no expenditures for property and equipment, which totaled $234,559 during the six months ended June 30, 1999.

     Cash flows from financing activities decreased to $351,932 for the six months ended June 30, 2000, from $2,844,268 for the six months ended June 30, 1999. The primary sources of the funds, net of expenses, provided by financing activities in the first half of 2000 were the private placement of the Company's common stock and the sale of the Company's common stock through the exercise of warrants. The primary sources of the funds, net of expenses, provided by financing activities in the first half of 1999 were the private placement of the Company's common stock, totaling $2,070,535 and the closing of the first and second tranches of the term notes series, totaling approximately $779,000, net of expenses.

Part II - Other Information

Item 1. Legal Proceedings

     The Company is a party to the following legal proceedings :

1. On April 3, 2000, the Company entered into a stipulation agreement with Reckson Operating Partnership, L.P. ("Reckson") as a result of a summary proceeding that was instituted on March 14, 2000 in the District Court of the County of Suffok, NY by Reckson with regard to non-payment of approximately $72,000 of rent and real estate taxes. The Company and Reckson have agreed to a payment schedule and to terminate the Company's lease as of June 30, 2000. The Company made the final payment under the stipulation agreement on July 5, 2000.

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

Item 2. Changes in Securities

     (c) Recent Sales of Unregistered Securities.

     During the three  months  ended June 30,  2000,  the Company  sold  236,572 shares of its common stock to certain accredited investors in a private placement, for an aggregate offering of $94,200. In connection with the private placement, Trautman Wasserman & Company, Inc., the placement agent, received cash commissions of $7,536.

     The sales of the shares of common stock in the private placement were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number               Description

3.7* Certificate of Designation for the Company's Series D 8% Convertible Preferred Stock, filed on July 10, 2000. (Incorporated by reference to
          Exhibit 3.7 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.74* Letter Agreement, dated June 2, 2000, between Compositech and Sovereign Capital Advisors, LLC, to extend the due date on a certain Secured Convertible Bridge Financing Note. (Incorporated by reference to Exhibit 10.32 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.75* Letter Agreement, dated June 26, 2000 between Compositech and SovCap Equity Partners, Ltd., Sovereign Capital Advisors LLC, Arab Commerce Bank, Ltd., Correllus International Ltd. and Bronia GmbH, extending the term of the Repricing Warrants from 90 days to 180 days. (Incorporated by reference to Exhibit 10.33 previously filed with
          Compositech's  registration  statement  on Form S-3  filed on July 21,
          2000)

10.76* Letter Agreement between Compositech and SovCap Equity Partners, Ltd., Sovereign Capital Advisors LLC, Arab Commerce Bank, Ltd., Correllus International Ltd. and Bronia GmbH dated July 14, 2000, to extend the due dates on certain Bridge Financing Notes. (Incorporated by reference to Exhibit 10.34 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.77* Letter Agreement, dated July 7, 2000, between Compositech and SovCap Equity Partners, Ltd., as Representative for the Purchasers amending a certain Bridge Note Purchase and Security Agreement as to certain collateral. (Incorporated by reference to Exhibit 10.35 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.78* Convertible Preferred Stock and Warrants Purchase Agreement dated July 7, 2000 between Compositech and The Gross Foundation, Inc. (Incorporated by reference to Exhibit 10.36 previously filed with
          Compositech's  registration  statement  on Form S-3  filed on July 21,
          2000)

10.79* Registration Rights Agreement dated as of July 7, 2000, between Compositech and The Gross Foundation, Inc. (Incorporated by reference to Exhibit 10.37 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.80* Common Stock Purchase Warrant dated July 12, 2000 between Compositech and The Gross Foundation, Inc. (Incorporated by reference to Exhibit
          10.38 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.81* Letter Agreement, dated July 19, 2000, between Compositech and SovCap Equity Partners, Ltd., as Representative for the Purchasers amending certain Registration Rights Agreements. (Incorporated by reference to
          Exhibit 10.39 previously filed with Compositech's registration statement on Form S-3 filed on July 21, 2000)

10.82 Letter Agreement, dated July 21, 2000, between Compositech and Sovereign Capital Advisors, LLC, to extend the due date on a certain Secured Convertible Bridge Financing Note.

10.83 Letter Agreement between Compositech and SovCap Equity Partners, Ltd., Sovereign Capital Advisors LLC, Arab Commerce Bank, Ltd., Correllus International Ltd. and Bronia GmbH dated July 21, 2000, to extend the due dates on certain Bridge Financing Notes.

27        Financial Data Schedules ( Edgar version only )

*    Previously filed

(b)  Reports on Form 8-K

          NONE

     All other items required in Part II have been filed previously or are not applicable for the quarter ended June 30, 2000.


                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMPOSITECH LTD.



Dated: August 14, 2000             /s/ Samuel S. Gross
                                   ---------------------------------------------

                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer officer
                                   duly authorized to sign this report on behalf of the registrant)