Form 10QSB
period 2000-09-30
COMPOSITECH LTD
filed 2000-11-15
CIK 829764

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

              For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2000:

     Common Stock $.01 par value                                   22,002,345
     ---------------------------                                ----------------
              Class                                             Number of shares

================================================================================

                                COMPOSITECH LTD.


                                      Index

Part I - Financial Information                                                          Page
                                                                                        ----

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999........2

         Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2000 and 1999......................................3

         Statements of Cash Flows (unaudited) for the nine months
           ended September 30, 2000 and 1999..............................................4

         Notes to Financial Statements (unaudited)........................................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................11

Part II - Other Information


Item 1.  Legal Proceedings...............................................................14

Item 2.  Changes in Securities...........................................................14

Item 6.  Exhibits and Reports on Form 8-K................................................15

Signature................................................................................15

                                 COMPOSITCH LTD.
                                 BALANCE SHEETS


                                                                                   September 30     December 31
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $     66,959    $     73,197
  Accounts receivable trade - net                                                                        82,783
  Inventories                                                                                            15,000
  Prepaid expenses and other                                                             94,125          48,412
                                                                                   ------------    ------------
        Total current assets                                                            161,084         219,392

Property and equipment held for sale                                                  1,900,000       2,000,000
Investment in joint venture                                                                             466,000
Deferred debt expense - net of accumulated amortization of $461,078                                      49,163
Other assets and other deferred charges, net of accumulated amortization
       of $1,304,673 (2000) and $658,375 (1999)                                         705,574         401,894
                                                                                   ------------    ------------
Total assets                                                                       $  2,766,658    $  3,136,449
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                 $  1,925,156    $  1,814,421
  Deferred salaries                                                                     141,711         158,362
  Accrued interest - $167,918 (2000) and $44,276 (1999) to stockholders                 315,942         104,423
  Other accrued liabilities                                                             568,323         642,762
  Loans and notes payable                                                             1,672,373       2,976,935
  Notes payable to directors/stockholders                                               158,333         158,333
                                                                                   ------------    ------------
        Total current liabilities                                                     4,781,838       5,855,236

Non-current liabilities:
  Notes payable to directors/stockholders                                             1,420,000       1,420,000
  Deferred salaries - officers / directors                                              963,866         907,135
  Accrued interest - directors/stockholders                                             366,476         366,476
  Deferred licensing income                                                                             643,840
  Advances received                                                                                     500,000
                                                                                   ------------    ------------
        Total non-current liabilities                                                 2,750,342       3,837,451


Commitments

Stockholders' (deficiency) :
  Undesignated  preferred stock;  authorized  3,799,780 shares,  none issued and outstanding.
  Series A convertible  preferred stock, par value $3.00 per share;
  authorized shares - 714,161, issued and outstanding shares -
    326,665 (2000) and 393,997 (1999)                                                   979,995       1,181,991
  Series C 8% convertible preferred stock, par value $0.01 per share;
    authorized shares - 200,000 issued and outstanding shares - 54,000                  540,000         540,000
  Series D 8% convertible preferred stock, par value $0.01 per share;
    authorized shares - 500 issued and outstanding shares - 500                         500,000
  Common stock, par value $.01 per share; authorized shares - 50,000,000,
    issued and outstanding shares - 20,983,790 (2000) and 18,023,613 (1999)             228,479         180,236
  Additional paid-in capital                                                         48,192,364      44,449,398
  Deficit                                                                           (52,650,148)    (50,349,052)
                                                                                   ------------    ------------
                                                                                     (2,209,310)     (3,997,427)

  Less treasury shares to be received - 949,585 (2000) and 951,000 (1999)            (1,744,388)     (1,746,987)
  Less non-recourse notes receivable received for issuance of common stock             (811,824)       (811,824)
                                                                                   ------------    ------------
    Total stockholders' (deficiency)                                                 (4,765,522)     (6,556,238)
                                                                                   ------------    ------------
Total liabilities and stockholders' (deficiency)                                   $  2,766,658    $  3,136,449
                                                                                   ============    ============

See accompanying notes.

                                 COMPOSITCH LTD.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30                   September 30
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999           2000            1999
                                                                       ------------    ------------    ------------    ------------
Revenues:
  Sales                                                                $       --      $    291,692    $       --      $    507,657
  Licensing                                                                                  14,105            --            42,556
                                                                       ------------    ------------    ------------    ------------
       Total revenues                                                                       305,797            --           550,213

Costs and expenses:
  Manufacturing                                                                --         1,820,349            --         4,393,656
  Selling, general and administrative                                       375,453         409,328       1,385,977       1,197,831
  Research and development                                                     --            74,842            --           222,649
                                                                       ------------    ------------    ------------    ------------
      Total operating expenses                                              375,453       2,304,519       1,385,977       5,814,136

(Loss) from operations                                                     (375,453)     (1,998,722)     (1,385,977)     (5,263,923)

Other income (expenses):
  Interest income                                                            16,236          13,207          49,137          33,786
  Interest expense, net of interest capitalized                            (129,930)        (95,730)       (327,394)       (213,250)
  Amortization of debt discount and expenses                               (373,006)       (461,661)       (632,875)       (698,963)
  Other income (expense)                                                       (337)         (5,587)         (3,987)        (91,465)
                                                                       ------------    ------------    ------------    ------------
                                                                           (487,037)       (549,771)       (915,119)       (969,892)
                                                                       ------------    ------------    ------------    ------------
 (Loss) from operations before equity in operations of joint venture       (862,490)     (2,548,493)     (2,301,096)     (6,233,815)

Equity in operations of joint venture                                                       (53,828)           --          (101,042)
                                                                       ------------    ------------    ------------    ------------
   Net (loss)                                                              (862,490)     (2,602,321)     (2,301,096)     (6,334,857)

Preferred stock dividends                                                   197,598                         197,598          15,692
                                                                       ------------    ------------    ------------    ------------
   (Loss) attributable to common stockholders                          ($ 1,060,088)   ($ 2,602,321)   ($ 2,498,694)   ($ 6,350,549)
                                                                       ============    ============    ============    ============

(Loss) per common share - basic and diluted                            ($      0.05)   ($      0.16)   ($      0.13)   ($      0.40)
                                                                       ============    ============    ============    ============

Shares used in computing (loss) per common share                         20,120,305      16,608,458      19,376,324      15,681,582
                                                                       ============    ============    ============    ============


See accompanying notes.

                                 COMPOSITCH LTD.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                     --------------------------
                                                                                        2000           1999
                                                                                     -----------    -----------
Cash Flows from Operating Activities
Net (loss) .......................................................................   ($2,301,096)   ($6,334,857)
Adjustments to reconcile net (loss) to net cash and
  cash equivalents used in operating activities:
    Depreciation and amortization, including capital leases ......................        13,228        856,630
    Amortization of debt discount and expenses ...................................       291,677        698,963
    Amortization of deferred charges .............................................       695,034
    Issuance of common stock as compensation to directors ........................        55,500         24,502
    Issuance of common stock in exchange for consulting services .................        36,000
    Equity in net loss of joint venture ..........................................       101,042
    Changes in operating assets and liabilities:
       Accounts receivable trade - net ...........................................        82,783       (155,256)
       Accounts receivable from joint venture ....................................        50,186
       Inventories ...............................................................        15,000          6,268
       Prepaid expenses and other ................................................       (45,713)        (6,136)
       Other assets and other deferred charges ...................................        12,875         40,568
       Accounts payable ..........................................................       110,735        923,387
       Deferred salaries .........................................................        40,080         49,627
       Accrued interest ..........................................................       308,415        168,295
       Deferred licensing income .................................................      (114,866)
       Other accrued liabilities .................................................        28,160        248,314
                                                                                     -----------    -----------
          Net cash and cash equivalents (used) in operating activities ...........      (657,322)    (3,443,333)

Cash Flows from Investing Activities
Purchase of property and equipment - net .........................................      (331,792)
Patent costs deferred ............................................................         3,409        (18,866)
                                                                                     -----------    -----------
          Net cash and cash equivalents provided by (used in) investing activities         3,409       (350,658)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock .......................................       157,582      2,277,535
Net proceeds from issuance of Series D convertible preferred stock ...............       318,243
Net proceeds from exercise of warrants ...........................................       157,864          1,282
Net proceeds from loans and notes payable ........................................        45,686      1,679,682
Payment of capital lease obligations .............................................       (23,983)
Payment of loans and notes payable ...............................................       (31,700)      (212,500)
                                                                                     -----------    -----------
        Net cash and cash equivalents provided by financing activities ...........       647,675      3,722,016
                                                                                     -----------    -----------
        Increase (decrease) in cash and cash equivalents .........................        (6,238)       (71,975)
        Cash and cash equivalents at beginning of period .........................        73,197        102,286
                                                                                     -----------    -----------
        Cash and cash equivalents at end of period ...............................   $    66,959    $    30,311
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information
Noncash financing activities:
  Dividends on 7% Series B convertible preferred stock ...........................   $    15,692
  Issuance of common stock in repayment of promissory notes
      including accrued interest .................................................   $ 1,174,248
  Issuance of common stock as compensation for bridge financing ..................   $    30,000
  Issuance of common stock as compensation to directors ..........................   $    55,500         24,502

Noncash investing activities:
  Liquidation of liabilities through the sale of property and equipment ..........   $   100,000

Cash paid for:
  Interest .......................................................................   $    18,904    $    60,742


See accompanying notes.

                                COMPOSITECH LTD.


                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2000


Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Compositech Ltd. (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Valuation of Options, Warrants and certain Common Stock issuances for services rendered

     The valuation of options, warrants and certain common stock issuances for services rendered issued by the Company in non-capital transactions is calculated using a Black-Scholes valuation model and the Company's historical stock price volatility. The gross calculated fair market value is then discounted if the options or warrants are exercisable into shares of restricted common stock and/or if the quantity issued constitutes a large "block-size" issuance. The discounted valuation is then amortized over the appropriate life of the option or warrant, according to each specific agreement.

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

     During February 2000, the Compensation Committee approved the repricing of stock options held by current employees, to an exercise price of $1.4375 per share, the market price on the date approved by the Committee, for all stock options with exercise prices in excess of $1.4375 per share. The authorization covered options to purchase 584,544 shares of common stock, of which 575,271 shares are exercisable as of the current date. At September 30, 2000, the market price of the Company's common stock was lower than the repriced exercise price and, therefore, there was no charge to earnings. In the event the market price of the Company's common stock increases to a level in excess of $1.4375 per share, the Company will record a non-cash charge to earnings.

     In the nine months ended September 30, 2000, 67,332 shares of the Series A convertible preferred stock were converted at the existing conversion rate into 33,665 shares of common stock, resulting in a decrease in stockholders' equity relating to Series A convertible preferred stock of $201,996, an increase in stockholders' equity relating to common stock of $337 and an increase in additional paid-in capital of $201,322, net of expenses of $337.

     During January 2000, in connection with an agreement to provide financial public relations and investor relations services, the Company issued 500,000 shares of its common stock to a non-affiliated consultant. The Company has estimated the value of the stock at $323,500, which is being amortized over the twelve-month life of the agreement. This issuance resulted in an increase in stockholders' equity relating to common stock of $5,000 and an increase in additional paid-in capital of $313,500, net of expenses of $5,000.

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

     During the six months ended June 30, 2000, the Company sold 395,319 shares of its common stock, in a private placement, realizing $172,319, net of expenses, resulting in an increase in stockholders' equity relating to common stock of $3,953 and an increase in additional paid-in capital of $168,366.

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

     On September 25, 2000, the Company issued 353,472 shares of its common stock in connection with the conversion of a portion of the second tranche of a term note series which totaled $402,074, including accrued interest and registration penalties, resulting in an increase in stockholders' equity relating to common stock of $3,535 and an increase in additional paid-in capital of $398,539.

     On September 28, 2000, in connection with the cashless exercise of some of the repricing warrants which were issued in connection with the first tranche of a term note series, the Company issued 1,455,629 shares of common stock, resulting in an increase of $14,556 in stockholders' equity relating to common stock and a decrease in additional paid-in-capital of the same amount.

     During the nine months ended September 30, 2000, in connection with the six-month term of an agreement to provide consulting services in connection with the Company's licensing efforts, the Company issued 71,346 shares of common stock, resulting in an increase in stockholders' equity relating to common stock of $713 and an increase in additional paid-in capital of $35,033, net of expenses of $254.

Note 3 - Loans and Notes Payable

     The components of loans and notes payable are as follows:

                                                 September 30,    December 31,
                                                     2000             1999
                                                  ----------       ----------
Term note series payable                          $1,215,956       $2,271,351
Loan payable - Credit Bancorp                        456,417          456,417
Short term convertible notes payable                    --            249,167
                                                  ----------       ----------
   Total                                          $1,672,373       $2,976,935
                                                  ==========       ==========

     As of September 25, 2000, the holders of certain terms notes payable, totaling approximately $1,330,000, including accrued interest as of September 30, 2000, agreed to an extension of the due date on such notes to December 25, 2000.

     In connection with the term note series, during the three months ended September 30, 2000, the Company recorded an additional debt discount in the amount of $511,797, representing the value of repricing warrants issued in connection with the October 1999 exchange of the old notes for new notes, with a credit to stockholders' equity relating to additional paid-in-capital. The discount is being amortized over the period from October 1999 to December 2000, the life of the notes.

Note 4 - Merger Discussions

     As of June 2, 2000, the Company signed a letter of intent with the Aeon Group, Inc., regarding a potential merger of the two companies. On August 14, 2000, the parties terminated their merger discussions.

     On October 23, 2000, the Company announced that it had signed a letter of intent with farmbid.com, Inc., a privately-owned e-commerce company devoted to the needs of the agricultural community, regarding a potential merger of the two companies. Definitive agreements are being drafted and the Company is planning to close the transaction, which is subject to stockholder approval, around the end of 2000.

Note 5 - Series C 8% Convertible Preferred Stock

     In connection with the Series C 8% Convertible Preferred Stock, during the three months ended September 30, 2000, the Company recorded an amount of $116,884, as an additional discount, due to the beneficial conversion feature of the Series C 8% Convertible Preferred Stock, with a credit to stockholders' equity relating to additional paid-in-capital. The Company had earlier recorded a lower amount based on guidance from a SEC pronouncement which has been modified by the release of Emerging Issues Task Force 98-5 "Accounting for Convertible Securities with Beneficial Conversion or Continently Adjustable Conversion Ratios". The additional discount is being amortized over the twelve months ending November 2, 2000 and has been recorded as a dividend. (See Note 9
- Subsequent Events.)

Note 6 - Series D 8% Convertible Preferred Stock

     On July 12, 2000, the Company sold 500 shares of Series D 8% Convertible Preferred Stock (the "Series D stock") in a private placement to a non-affiliated accredited investor, for a total of $500,000, which after expenses netted approximately $418,000. The purchase agreement required the Company to lend $100,000 of the net proceeds to the Aeon Group, Inc., a company with which the Company was having merger discussions since terminated. The $100,000 which is included in Other Assets in the accompanying Balance Sheet is held in escrow and will be used to retire 100 shares of the Series D stock. The sale of the Series D stock was intended to be a bridge financing to be redeemed from future financings to be received in connection with the proposed merger.

     In connection with the sale of the Series D stock, the Company issued three-year warrants to the investor, to purchase 709,849 shares of its common stock at $0.7326 per share, of which number one-half is exercisable immediately, three-quarters is exercisable if the Series D stock is not redeemed within 120 days of issuance and the balance is exercisable if the Series D stock is not redeemed within 180 days of issuance.

     The Series D stock is convertible into shares of common stock at the lower of $1.00 per share or 75% of the contractual market price ("Market Price") commencing on the 120th day following the date of issuance (November 9, 2000), but in any event, no later than December 31, 2001. The definition of "Market Price" in this agreement is the average of the three lowest closing bid prices within the thirty trading days preceding a conversion. In the event the Company is delisted from Nasdaq, the conversion price is reduced to 50% of the contractual market price. (See Note 9 - Subsequent Events.)

     The Company has recorded the beneficial conversion feature applicable to the 400 shares of Series D stock, using the above Market Price, totaling
$133,333, with a credit to stockholders' equity relating to additional paid-in-capital. The conversion feature amount is being amortized over the 120 days ending November 2, 2000 and is recorded as an additional dividend on its Statement of Operations.

Note 7 - Joint Venture

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

Note 8 - Restructuring Provision

     As part of the restructuring charges recorded at December 31, 1999, the Company set up a restructuring provision in the amount of $100,000 related to future lease costs of its idled manufacturing facility. Activity in the provision was as follows:

               Description                                              Amount
               -----------                                            ---------
Balance, December 31, 1999                                            $ 100,000
Utilization during the 6 months ended June 30, 2000                     100,000
                                                                      ---------
  Balance, September 30, 2000                                         $     -0-
                                                                      =========

Note 9- Subsequent Events

     On November 1, 2000, the Company's securities were delisted from the Nasdaq Stock Market, due to not meeting Nasdaq's minimum listing requirements as to market price of its stock and net tangible assets. The Company's securities are now traded on the OTC Bulletin Board.

     As a result of the delisting, the conversion discount applicable to the Series C 8% Convertible Preferred Stock increased from 30% to 50% and the conversion discount applicable to the Series D 8% Convertible Preferred Stock increased from 25% to 50%. The Company's accounting for these additional discounts will be included in its financial statement for the fourth quarter of 2000.

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

     On June 30, 2000, the Company moved from its former manufacturing facility to smaller quarters, more suitable for our present licensing activities, following an agreement between the Company and its former landlord to terminate its lease as of that date. In connection with its former lease, the Company made the final payment of a stipulation agreement on July 5, 2000.

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

Results of Operations

     In light of the Company's decision to suspend its manufacturing operations on December 3, 1999 and refocus its resources on locating suitable licensees, joint venture partners or purchasers for its patented technology and equipment design, management's comparative analysis is limited to those areas for which data is available for both periods. During the first nine months of 2000, the Company did not record any sales, manufacturing or research and development expenses. Lease related obligations of the idled manufacturing facility, totaling $100,000 were charged to the restructuring provision recorded as of December 31, 1999.

     Selling, general and administrative expenses decreased to $375,453 for the three months ended September 30, 2000 from $409,328 for the three months ended September 30, 1999 and increased to $1,385,977 for the nine months ended September 30, 2000 from $1,197,831 for the nine months ended September 30, 1999. Decreases in payroll related, travel and promotion expenses were more than offset by an increase in non-cash charges of approximately $327,000 due to amortization of the value of warrants and common stock issued in exchange for professional services and $55,000 for directors' compensation, paid in common stock. For the nine months ended September 30, 2000, there was an increase of approximately $62,000 in legal and professional fees related to creditor activities and the pursuit of licensing and financings. In addition, expenses for the 1999 period reflected a reduction of approximately $393,000 of expenses that were charged to the Company's Canadian joint venture, in accordance with the joint venture agreements.

     Interest expense increased to $129,930 for the three months ended September 30, 2000 from $95,730 for the three months ended September 30, 1999 and to $327,394 for the nine months ended September 30, 2000 from $213,250 for the nine months ended September 30, 1999. The increase is related to the borrowing cost of the term note series, as well as the increases in the prime lending rate, which affects the interest expense of some of the stockholder loans and notes payable.

     The foregoing resulted in the Company having a net loss of $862,490 for the three months ended September 30, 2000 compared with $2,602,321 for the three months ended September 30, 1999 and a net loss of $2,301,096 for the nine months ended September 30, 2000 compared with $6,334,857 for the nine months ended September 30, 1999. The decreased loss was attributable to the lower operating costs, due to the redirection of the Company's operations from manufacturing to licensing activities, offset partially by an increase in the amortization of the fair market value of common stock and warrants and other non-cash items.

Liquidity and Capital Resources

     The Company has incurred significant losses and has substantial negative cash flow since its inception. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1999 financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects operating losses to continue in 2000. On July 12, 2000, the Company sold 500 shares of Series D Stock in a private placement to a non-affiliated accredited investor, for an total of $500,000, which after expenses netted approximately $418,000, as part of a bridge financing. The purchase agreement required the Company to lend $100,000 of the net proceeds to the Aeon Group, Inc., a company with which the Company was having merger discussions since terminated. The $100,000 is held in escrow and will be used to retire 100 shares of the Series D stock. The sale of the Series D stock was intended to be a bridge financing to be redeemed from future financings to be received in connection with the proposed merger. As of September 30, 2000, the Company had approximately $67,000 of available cash resources. However, the Company will require additional funding to cover current operations, which require less than $70,000 a month based on current levels of operations, until revenues from licensing, joint ventures or technology sales are sufficient.

     Current liabilities include approximately $1,216,000 of convertible term notes, which the Company anticipates will be converted into shares of its common stock. Non-current liabilities include approximately $964,000 in deferred salaries due to officers and directors, accrued interest of approximately $511,000 due to stockholders and notes payable of $1,420,000 due to officers/directors, whose due dates have historically been extended because the Company did not have the available cash resources to repay on the scheduled due dates.

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

Nine months Ended September 30, 2000 Compared with Nine months Ended September 30, 1999

     Net cash and cash equivalents used in operating activities decreased to $657,322 for the nine months ended September 30, 2000 from $3,443,333 for the nine months ended September 30, 1999. The decreased level of activities and continued deferral of salaries, accrued interest and other accrued liabilities contributed to the lower use of cash during the first nine months of 2000.

     Net cash and cash equivalents provided by investing activity totaled $3,409 for the nine months ended September 30, 2000, compared with a use of $350,658 for the nine months ended September 30, 1999. During the first nine months of 2000, there were no expenditures for property and equipment, which totaled $331,792 during the nine months ended September 30, 1999.

     Cash flows from financing activities decreased to $647,675 for the nine months ended September 30, 2000, from $3,722,016 for the nine months ended September 30, 1999. The primary sources of the funds, net of expenses, provided by financing activities in the first nine months of 2000 were the sale of the Series D Stock, the private placement of the Company's common stock and the sale of the Company's common stock through the exercise of warrants. The primary sources of the funds, net of expenses, provided by financing activities in the first nine months of 1999 were the private placement of the Company's common stock, totaling $2,277,535 and the closing of the tranches of the term notes series, totaling approximately $1,680,000, net of expenses.

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

Item 2.  Changes in Securities

     (c) Recent Sales of Unregistered Securities.

     During the three months ended September 30, 2000, the Company sold 500 shares of its Series D 8% Convertible Preferred Stock to a certain non-affiliated accredited investor in a private placement, for an aggregate offering of $500,000.

     The sales of the shares of preferred stock in the private placement were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Number                Description

     10.84 Letter Agreement between Compositech and SovCap Equity Partners, Ltd., Sovereign Capital Advisors LLC, Arab Commerce Bank, Ltd., Correllus International Ltd. and Bronia GmbH dated September 25, 2000, to extend the due dates on certain Bridge Financing Notes.

     10.85 Letter Agreement, dated September 25, 2000, between Compositech and Sovereign Capital Advisors, LLC, to extend the due date on a certain Secured Convertible Bridge Financing Note.

     27        Financial Data Schedules (Edgar version only)


* Previously filed

(b)  Reports on Form 8-K

     NONE

     All other items required in Part II have been filed previously or are not applicable for the quarter ended September 30, 2000.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMPOSITECH LTD.



Dated: November 14, 2000                    /s/ Samuel S. Gross
                                            ------------------------------------
                                            Executive Vice President and
                                            Treasurer (Principal Accounting
                                            Officer and officer duly authorized
                                            to sign this report on behalf of
                                            the registrant)